Form 10-Q
period 1994-12-31
ZING TECHNOLOGIES INC
filed 1995-02-15
CIK 756055

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    -- or --

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934
                 For the quarter period ended December 31, 1994
                                              -----------------

                         Commission file number 0-14328
                                                -------


                            ZING  TECHNOLOGIES, INC.
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW YORK                                      13-2650621
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  115 Stevens Avenue, Valhalla, New York 10595
                  --------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (914) 747-7474
- - - - --------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                    No Change
- - - - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---


The number of shares of common stock, $.01 par value, outstanding as of December 31, 1994 was 2,548,340.

                                      INDEX


                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION                                             Page

Item 1.        Financial Statements (Unaudited)

          Condensed consolidated balance sheets - December 31, 1994 and
          June 30, 1994 . . . . . . . . . . . . . . . . . . . . . .           3


          Condensed consolidated statements of operations - three months ended December 31, 1994 and 1993; six months
          ended December 31, 1994 and 1993  . . . . . . . . . . . .           4

          Condensed consolidated statements of cash flows - six months
          ended December 31, 1994 and 1993  . . . . . . . . . . . .           5

          Notes to condensed consolidated financial statements -
          December 31, 1994 . . . . . . . . . . . . . . . . . . . .           6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . .         7-9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . .  . . . . . . .          10


          Signatures  . . . . . . . . . . . . . . . . . . . . . . .          11


          Exhibit 11 - Computation of earnings per share - three months ended December 31, 1994 and 1993; six months
          ended December 31, 1994 and 1993  . . . . . . . . . . . .          12

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          A S S E T S
                                                                                 December 31          June 30
                                                                                          1994
                                                                              -------------------------------
                                                                                (unaudited)           (note)
                                                                                      (000's omitted)
                                                                              -------------------------------
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .          $   45               $    182
   Marketable securities  . . . . . . . . . . . . . . . . . . . . . .           1,343                  1,477
   Accounts receivable, less reserves of
     $143 and $97, respectively   . . . . . . . . . . . . . . . . . .           2,552                  2,384
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,459                  2,391
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . .             377                    233
   Other current assets   . . . . . . . . . . . . . . . . . . . . . .             479                    221
                                                                             --------                 ------
Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .           8,255                  6,888
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . .           8,584                  8,178
   Less accumulated depreciation and amortization   . . . . . . . . .           3,516                  3,046
                                                                              -------                 ------
                                                                                5,068                  5,132
Marketable Securities . . . . . . . . . . . . . . . . . . . . . . . .           3,426                  3,179
Deferred Income Taxes, net of valuation allowance . . . . . . . . . .           1,249                  1,255
Excess of Cost over Assets Acquired, net of accumulated
   amortization of $791 and $715, respectively  . . . . . . . . . . .           1,744                  1,821
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12                     85
                                                                              -------                -------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $19,754                $18,360
                                                                               ======                 ======

                    L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y
Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .        $  2,156                $ 1,383
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . .             570                    357
   Accrued compensation expense   . . . . . . . . . . . . . . . . . .             235                    300
   Short positions in marketable equity securities  . . . . . . . . .              --                    447
   Due to broker  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,300                    367
   Current portion of long-term debt  . . . . . . . . . . . . . . . .             156                    156
                                                                               ------                -------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .           4,417                  3,010
Long-Term Obligations, less current portion . . . . . . . . . . . . .             932                    626
Deferred Income - non-compete agreement . . . . . . . . . . . . . . .           2,000                  2,300
Stockholders' Equity
   Common Stock, par value $.01 per share: authorized 12,000,000
     shares; shares issued of 2,748,258 and 2,695,571, respectively                27                     27
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .          13,216                 13,146
Note receivable from stockholder  . . . . . . . . . . . . . . . . . .            (250)                  (250)
Net unrealized loss on noncurrent marketable securities . . . . . . .            (367)                  (288)
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . .             248                   (163)
Less: treasury shares at cost (199,918 and
   14,100 shares, respectively)   . . . . . . . . . . . . . . . . . .            (469)                   (48)
                                                                              -------                -------
                                                                               12,405                 12,424
                                                                              -------                -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . .         $19,754                $18,360
                                                                              =======                =======
                                   See notes to condensed consolidated financial statements.

Note:  The balance sheet at June 30, 1994 has been derived from the audited consolidated financial statements at that date.


ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                   Three Months Ended                Six Months Ended
                                                      December 31                       December 31
                                                ---------------------------------------------------------
                                                1994             1993              1994        1993
                                                             (000's omitted, except per share data)
                                                 --------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . .   $ 3,580        $  2,747        $  6,954          $ 5,444
Cost of goods sold  . . . . . . . . . . . . .     2,104           1,451           4,147            2,966
                                                 ------         -------         -------          -------
Gross profit  . . . . . . . . . . . . . . . .     1,476           1,296           2,807            2,478

Selling, general and administrative
    expenses  . . . . . . . . . . . . . . . .     1,241           1,174           2,491            2,231
Provision for doubtful accounts . . . . . . .        42              33              48               54
Depreciation and amortization . . . . . . . .       186             223             310              449
Interest expense and amortization of deferred
    note issuance costs . . . . . . . . . . .
                                                     45              15              67              244
Interest and other income - net . . . . . . .       256             249             526              512
                                                 ------          ------          ------           ------
Income before income taxes
   and extraordinary item   . . . . . . . . .       218             100             417               12
Provision for income taxes  . . . . . . . . .         3              --               6               --
                                                -------       ---------         -------        ---------
Income before extraordinary item  . . . . . .       215             100             411               12
Extraordinary item  . . . . . . . . . . . . .
                                                     --              --              --               53
                                              ---------        --------       ---------         --------
Net income  . . . . . . . . . . . . . . . . .
                                               $    215        $    100        $    411        $      65
                                                =======         =======         =======         ========


Income per Common and Common Equivalent Share:

Income before extraordinary item  . . . . . .     $  .08        $   .04          $  .16          $    --
Extraordinary item  . . . . . . . . . . . . .         --             --              --              .02
                                                  ------         ------          ------            -----
Net income  . . . . . . . . . . . . . . . . .     $  .08        $   .04          $  .16          $   .02
                                                   =====          =====           =====            =====


Number of shares used in computation           2,642,857      2,755,447       2,642,857        2,755,447




                               See notes to condensed consolidated financial statements.



ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                   Six Months Ended
                                                                                      December 31
                                                                                1994             1993
                                                                               ------------------------
                                                                                  (000's omitted)
                                                                               ------------------------
OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 411      $    65
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .       547          631
       Provision for losses on accounts receivable  . . . . . . . . . . . . .        46           54
       Amortization of non-compete agreement  . . . . . . . . . . . . . . . .      (300)        (300)
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable  . . . . . . . . . . . . . . . . .      (214)        (530)
         (Increase) in inventory  . . . . . . . . . . . . . . . . . . . . . .    (1,068)         (88)
         (Increase) in prepaid expenses and other current assets  . . . . . .      (402)        (170)
         Decrease in receivable from sale of division   . . . . . . . . . . .        --        1,453
         Decrease in deferred income taxes  . . . . . . . . . . . . . . . . .         6           --
         Decrease in other assets   . . . . . . . . . . . . . . . . . . . . .        73           91
         Increase (decrease) in accounts payable and accrued expenses   . . .       474       (2,808)
         (Decrease) in current portion of long term debt  . . . . . . . . . .        --      (11,664)
                                                                                -------      -------
             NET CASH (USED-IN) OPERATING ACTIVITIES  . . . . . . . . . . . .      (427)     (13,266)
INVESTING ACTIVITIES
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . .      (406)        (174)
   Net sales (purchases) of marketable securities   . . . . . . . . . . . . .       741       (4,285)
                                                                                 ------       ------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  . . . . . .       335       (4,459)
                                                                                 ------       ------
FINANCING ACTIVITIES
   Issuance of common stock   . . . . . . . . . . . . . . . . . . . . . . . .        70           --
   Purchase of treasury stock   . . . . . . . . . . . . . . . . . . . . . . .      (421)         (43)
   Increase in long term borrowings   . . . . . . . . . . . . . . . . . . . .
                                                                                    306           --
                                                                               --------      -------
             NET CASH (USED-IN) FINANCING ACTIVITIES  . . . . . . . . . . . .
                                                                                    (45)         (43)
                                                                               --------       ------
             DECREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .      (137)     (17,768)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .       182       17,925
                                                                                 ------       ------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD   . . . . . . . . . . . .   $    45      $   157
                                                                                =======      =======


                                   See notes to condensed consolidated financial statements.



ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 1994

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.


NOTE B--INVENTORIES


Inventories consist of the following:

                                                                        December 31           June 30
                                                                           1994                 1994
                                                                      ----------------      ------------
Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,038               $1,341
Work in process  . . . . . . . . . . . . . . . . . . . . . . . . .        1,170                  769
Finished goods   . . . . . . . . . . . . . . . . . . . . . . . . .          251                  281
                                                                          -----                -----
                                                                         $3,459               $2,391
                                                                          =====                =====







NOTE C--INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  Income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including Common Stock equivalents of dilutive stock options and warrants.

NOTE D--INCOME TAXES

  During the six months ended December 31, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the Statement, the Company has elected not to restate the financial statements of prior years. The change had no effect on net income.

  Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

  The Company has available net operating loss carry forwards for federal income tax purposes of approximately $7,761,000 at December 31, 1994. Omnirel pre acquisition net operating loss carryforward for federal income tax purpose of $5,514,000 at December 31, 1994 expires through 2007, subject to annual limitations under Sec. 382 of the Internal Revenue Code.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations.

                                                                           Percent of Net Sales
                                                                Three Months Ended    Six Months Ended
                                                                   December 31          December 31
                                                                ----------------------------------------
                                                                1994        1993        1994      1993
                                                                ----------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .      100.0%      100.0%      100.0%     100.0%
Cost of goods  sold . . . . . . . . . . . . . . . . . . .       58.8        52.8        59.6       54.5
Gross profit  . . . . . . . . . . . . . . . . . . . . . .       41.2        47.2        40.4       45.5
Selling, general and administrative expenses, provision
   for doubtful accounts, depreciation and
   amortization   . . . . . . . . . . . . . . . . . . . .       41.1        52.1        41.0       50.2
Interest expense and amortization of deferred note
   issuance costs   . . . . . . . . . . . . . . . . . . .        1.3          .5         1.0        4.5
Interest and other income - net . . . . . . . . . . . . .        7.2         9.1         7.6        9.4
Income before income taxes
   and extraordinary item . . . . . . . . . . . . . . . .        6.0         3.6         6.0        0.2
Provision for income taxes  . . . . . . . . . . . . . . .         .0          .0          .1         .0
                                                               -----       -----       -----      -----
Income before extraordinary item  . . . . . . . . . . . .        6.0         3.6         5.9        0.2
Extraordinary item  . . . . . . . . . . . . . . . . . . .         .0          .0          .0        1.0
                                                               -----       -----       -----      -----
Net income  . . . . . . . . . . . . . . . . . . . . . . .        6.0         3.6         5.9        1.2
                                                               =====       =====       =====      =====

FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended December 31, 1994 and December 31, 1993
- - - - ----------------------------------------------------------

  On a consolidated basis, the Company earned $215,000 or $.08 per share for the quarter ended December 31, 1994 compared to income of $100,000 or $.04 per share for the quarter ended December 31, 1993. Each of the Company's subsidiaries, during the quarter ended December 31, 1994 increased sales revenues at a rate greater than corresponding aggregate expenses compared to the comparable quarter ending December 31, 1993.

  Revenue for the three months ended December 31, 1994 were $3,580,000, composed of net sales of TACTech of $299,000 and net sales of Omnirel of $3,281,000. Net sales for the three months ending December 31, 1993 were $2,747,000, comprised of net sales of TACTech of $220,000 and net sales of Omnirel of $2,527,000. For the quarter ended December 31, 1994 net sales increased 36% and 30% respectively for TACTech and Omnirel over the prior comparable quarter.

  While Omnirel's gross profit, due to an increase in net sales, increased slightly in the three months ended December 31, 1994 compared to the 1993 period, its gross profit margins declined by 6.8% from period to period, due largely to an increased percentage of industrial (non-military) components in the subsidiary's overall product mix which are less profitable at current volumes. Additionally, Omnirel incurred an increase in manufacturing overhead related to an increase in production capacity to enable Omnirel to

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

satisfy a significant new order received from General Electric, a principal customer, for multi-chip power module systems containing power hybrid componentry.

  On a consolidated basis, gross profit for the December 31, 1994 three month period increased 13.9% over the prior year's period. Improvements in both net sales and gross profit margin from the Company's TACTech unit complemented the improvement in Omnirel net sales, and helped offset the decline in Omnirel gross profit margin.

  On a consolidated basis, selling, general and administrative expenses were $1,241,000 for the three months ending December 31, 1994 as compared to $1,174,000 for the three months ending December 31, 1993. Selling, general and administrative expenses declined 8% as a percentage of consolidated gross revenues from the prior comparable quarter due primarily to the improvement in net revenues for each of the subsidiaries without a comparable increase in related selling costs.

  Depreciation and amortization expense for the three months ending December 31, 1994 was $186,000 compared to 223,000 for the comparable quarter ending
December 31, 1993. As a result of the adoption of FASB Statement No. 109, the excess of cost over the assets acquired was reduced approximately $1,275,000.
As a result the amortization of this intangible asset decreased.

Six Months Ended December 31, 1994 and December 31, 1993
- - - - --------------------------------------------------------

  On a consolidated basis, the Company reported income of $411,000 or $.16 per share for the six months ended December 31, 1994 as compared to income of $65,000 or $.03 per share which included extraordinary income of $53,000 or $.02 per share representing income realized from the repurchase by the Company of $11,650,000 face value of its Senior Subordinated Notes.

  Revenue for the six months ended December 31, 1994 were $6,954,000, composed of net sales of TACTech of $585,000 and net sales of Omnirel of $6,369,000. Net sales for the six months ending December 31, 1993 were $5,444,000 composed of net sales of TACTech of $411,000 and net sales of Omnirel of $5,033,000. For the six months ended December 31, 1994 net revenues increased 24% and 27% respectively for TACTech and Omnirel over the prior comparable period.
Omnirel's increase is primarily due to its increase in sales of industrial (non-military) products. The increases in TACTech revenues were due, in part, to payments received from the Department of Defense, pursuant to a contract it received to develop and test an information parts management system, and in part to increases in its subscriber base.

  Improvements from the 1994 six month period over the 1993 period in consolidated gross profits, and the decline in gross profit margins, are attributable to the same causes as affected the three month periods.

  On a consolidated basis gross profit was $2,807,000 for the six months ending December 31, 1994 as compared to $2,478,000 for the prior comparable period ending December 31, 1993. The Company's increase in gross profit is attributed primarily to TACTech improvement in net sales without a comparable increase in fixed costs.

  Consolidated selling, general and administrative expenses, provision for doubtful accounts, depreciation and amortization for the six months ending December 31, 1994 were $2,849,000 compared to $2,734,000 for the comparable period ending December 31, 1993. As a percentage of consolidated revenues these expenses were reduced to 41% for the period ending December 31, 1994 from 50.2% for the comparable quarter. This is, again, primarily attributable to an increase in consolidated revenues without a comparable increase in selling costs.

  Interest expense was reduced to $67,000 in the six months ending December 31, 1994 from $244,000

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

for the comparable period ending December 31, 1993 as a result of the Company retiring all of its Senior Subordinated Notes.

Liquidity and Capital Resources
- - - - -------------------------------

  Management expects that its current resources will be sufficient to finance the continued operations of the Company's Omnirel and TACTech subsidiaries. Omnirel operations are funded from internally generated cash, from intercompany borrowings, and from available bank lines of credit. The Company does not foresee the need to expend capital beyond its ability to obtain financing from such sources. TACTech's capital needs are immaterial to the Company on a consolidated basis.

  During the six months ended December 31, l994, warrants to purchase 52,687 shares were exercised, thereby providing an additional $70,500 in liquidity and capital for the period.

  The principal change in the Company's holdings of liquid and capital assets relates to the 44.7% increase in inventory levels from the 1993 fiscal year-ended June 30, 1994. The increase is due primarily to products being manufactured by Omnirel to fulfill the General Electric order. Omnirel also acquired additional manufacturing equipment to help it satisfy that order, which helped boost the Company's backlog by more than $10,000,000 to approximately $16,000,000 at December 31, 1994. It does not expect to incur significant additional capital expenditures to fulfill the order.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


The following exhibit is included herein:

11.  Statement re: computation of earnings per share


The Company did not file any reports on Form 8K for the three months ended December 31, 1994.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ZING TECHNOLOGIES, INC.

                              --------------------------------------------
                                         (Registrant)



Date:  February 14, 1995                   /s/ Robert E. Schrader
                                       -------------------------
                                       Robert E. Schrader, President and
                                       Chief Executive Officer



Date:  February 14, 1995                      /s/ Martin S. Fawer
                                           ----------------------
                                          Martin S. Fawer, Treasurer and
                                          Chief Financial Officer