Form 10-Q/A
period 1994-12-31
ZING TECHNOLOGIES INC
filed 1995-02-15
CIK 756055

FORM 10-Q/A

                                   Amendment No. 1

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

                         Commission file number 0-14328
                                                -------
                            ZING  TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW YORK                                      13-2650621
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  115 Stevens Avenue, Valhalla, New York 10595
                  --------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (914) 747-7474
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                    No Change
- --------------------------------------------------------------------------------
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




                                           ZING TECHNOLOGIES, INC.
                                        ----------------------------------
                                               (Registrant)






          Date:  February 15, 1995         /s/ Robert E. Schrader
                                          --------------------------------
                                          Robert E. Schrader, President and
                                          Chief Executive Officer






          Date:  February 15, 1995         /s/ Martin S. Fawer
                                          --------------------------------
                                          Martin S. Fawer, Treasurer and
                                          Chief Financial Officer

                     Appendix A to Item 601(c) of Regulation S-K
                             (Article 5 of Regulation S-X

                         Commercial and Industrial Companies)


  Item Number                 Item Description                       Amount
  -----------                 ----------------                       ------

  5-01(1)         Cash and cash items                               $ 45,000
  5-02(2)         Marketable securities                            4,769,000
  5-02(3)(a)(1)   Notes and accounts receivable-trade              2,695,000
  5-02(4)         Allowances for doubtful accounts                   143,000
  5-02(6)         Inventory                                        3,459,000
  5-02(9)         Total current assets                             8,255,000
  5-02(13)        Property, plant and equipment                    8,584,000
  5-02(14)        Accumulated depreciation                         3,516,000
  5-02(18)        Total assets                                    19,754,000
  5-02(21)        Total current liabilities                        4,417,000
  5-02(22)        Bonds, mortgages and similar debt                  932,000
  5-02(28)        Preferred stock - mandatory redemption                -0-
  5-02(29)        Preferred stock - no mandatory redemption             -0-
  5-02(30)        Common stock                                        27,000
  5-02(31)        Other stockholders' equity                      13,216,000
  5-02(32)        Total liabilities and stockholders' equity      19,754,000
  5-03(b)1(a)     Net sales of tangible products                   3,281,000
  5-03(b)1        Total revenues                                   3,580,000
  5-03(b)2(a)     Cost of tangible goods sold                      2,104,000
  5-03(b)2        Total costs and expenses applicable to sales
                    and revenue                                    1,241,000
  5-03(b)3        Other costs and expenses                              -0-
  5-03(b)5        Provision for doubtful accounts and notes           42,000
  5-03(b)(8)      Interest and amortization of debt discount          45,000
  5-03(b)(10)     Income before taxes and other items                218,000
  5-03(b)(11)     Income tax expense                                   3,000
  5-03(b)(14)     Income/loss continuing operations                  215,000
  5-03(b)(15)     Discontinued operations                               -0-
  5-03(b)(17)     Extraordinary items                                   -0-
  5-03(b)(18)     Cumulative effect-changes in accounting principles    -0-
  5-03(b)(19)     Net income or loss                                 215,000
  5-03(b)(20)     Earnings per share - primary                           .08
  5-03(b)(20)     Earnings per share - fully diluted                     .08