Form 10-Q/A
period 1994-12-31
ZING TECHNOLOGIES INC
filed 1995-03-20
CIK 756055

FORM 10-Q/A

                                   Amendment No. 2

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




                                           ZING TECHNOLOGIES, INC.
                                        ----------------------------------
                                               (Registrant)






          Date:  March 20, 1995            /s/ Robert E. Schrader
                                          --------------------------------
                                          Robert E. Schrader, President and
                                          Chief Executive Officer






          Date:  March 20, 1995            /s/ Martin S. Fawer
                                          --------------------------------
                                          Martin S. Fawer, Treasurer and
                                          Chief Financial Officer