Form 10-Q
period 1995-03-31
ZING TECHNOLOGIES INC
filed 1995-05-15
CIK 756055

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       -- or --


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter period ended March 31, 1995
                                                  --------------

                            Commission file number 0-14328
                                                   -------


                               ZING TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)

                  NEW YORK                       13-2650621

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

                                    (914) 747-7474
                  Registrant's telephone number, including area code


                                      No Change
           (Former name, former address and former fiscal year, if changed since last report)


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

          The number of shares of common stock, $.01 par value, outstanding as of March 31, 1995 was 2,555,640.

                                      INDEX


                     ZING TECHNOLOGIES, INC AND SUBSIDIARIES





PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - March 31, 1995 and
          June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . .         3


          Condensed consolidated statements of income - three months ended March 31, 1995 and 1994; nine months ended March 31, 1995 and 1994 4

          Condensed consolidated statements of cash flows - nine months ended
          March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .         5

          Notes to condensed consolidated financial statements -
          March 31, 1995  . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations . . . . . . . . . . . . . . . . .       7-8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .         9


          Signatures  . . . . . . . . . . . . . . . . . . . . . . . .        10


          Exhibit 11 - Computation of earnings per share - three months ended March 31, 1995 and 1994; nine months ended March 31, 1995
          and 1994. . . . . . . . . . . . . . . . . . . . . . . . . .        11

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               A S S E T S
                                                                               March 31          June 30
                                                                                 1995              1994
                                                                             (unaudited)          (note)
                                                                                   (000's omitted)
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .          $   86          $    182
   Marketable securities  . . . . . . . . . . . . . . . . . . . . . .           1,454             1,477
   Accounts receivable, less reserves of
     $151 and $97, respectively   . . . . . . . . . . . . . . . . . .           3,734             2,384
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,799             2,391
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . .             322               233
   Other current assets   . . . . . . . . . . . . . . . . . . . . . .             484               221
                                                                              -------            ------
Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .           9.879             6,888
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . .           8,886             8,178
   Less accumulated depreciation and amortization   . . . . . . . . .           3,965             3,046
                                                                              -------            ------
                                                                                4,921             5,132
Marketable Securities . . . . . . . . . . . . . . . . . . . . . . . .           3,776             3,179
Deferred Income Taxes, net of valuation allowance . . . . . . . . . .           1,154             1,255
Excess of Cost over Assets Acquired, net of accumulated
   amortization of $827 and $712, respectively  . . . . . . . . . . .           1,706             1,821
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12                85
                                                                              -------           -------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,448           $18,360
                                                                               ======            ======

                  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y
Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .        $  2,440           $ 1,383
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . .             942               357
   Accrued compensation expense   . . . . . . . . . . . . . . . . . .             431               300
   Short positions in marketable equity securities  . . . . . . . . .              --               447
   Due to broker  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,490               367
   Current portion of long-term debt  . . . . . . . . . . . . . . . .             457               156
                                                                               ------           -------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .           5,760             3,010
Long-Term Obligations, less current portion . . . . . . . . . . . . .             875               626
Deferred Income - non-compete agreement . . . . . . . . . . . . . . .           1,850             2,300
Stockholders' Equity
   Common Stock, par value $.01 per share: authorized 12,000,000
     shares; shares issued of 2,755,558 and 2,695,571 respectively  .              28                27
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .          13,321            13,146
Note receivable from stockholder  . . . . . . . . . . . . . . . . . .            (250)             (250)
Net unrealized loss on non-current marketable securities  . . . . . .            (319)             (288)
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . .             652              (163)
Less: treasury shares at cost (199,918 and
   14,100 shares, respectively)   . . . . . . . . . . . . . . . . . .            (469)              (48)
                                                                              -------          --------
                                                                               12,963            12,424
                                                                               ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . .         $21,448           $18,360
                                                                               ======            ======

Note:   The balance sheet at June 30, 1994 has been derived from the audited consolidated financial statements at that date.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                    Three Months Ended             Nine Months Ended
                                                          March 31                      March 31
                                                 1995             1994              1995         1994
                                                      (000's omitted, except per share data)
Net sales . . . . . . . . . . . . . . . . . .  $  5,832        $  2,844        $ 12,786       $   8,288
Cost of goods sold  . . . . . . . . . . . . .     3,138           1,753           7,285           4,719
                                                -------         -------         -------        --------
Gross profit  . . . . . . . . . . . . . . . .     2,694           1,091           5,501           3,569

Selling, general and administrative
   expenses . . . . . . . . . . . . . . . . .     2,130           1,052           4,620           3,283
Provision for doubtful accounts . . . . . . .         6               6              54              60
Depreciation and amortization . . . . . . . .       353             125             663             574
Interest expense and amortization of deferred
    note issuance costs . . . . . . . . . . .        59              17             126             261
Interest and other income - net . . . . . . .       353             192             878             704
                                                -------         -------         -------        --------

Income before income taxes
    and extraordinary item  . . . . . . . . .       499              83             916              95
Provision for income taxes  . . . . . . . . .        96              50             102              50
                                                -------         -------         -------         -------
Income before extraordinary item  . . . . . .       403              33             814              45
Extraordinary item  . . . . . . . . . . . . .        --              --              --              53
                                              ---------        --------       ---------         -------
Net income  . . . . . . . . . . . . . . . . .  $    403        $     33        $    814        $     98
                                                =======         =======         =======         =======


Income per Common and Common Equivalent Share:


Income before extraordinary item  . . . . . .   $   .15         $   .01         $   .31         $   .02
Extraordinary item  . . . . . . . . . . . . .        --              --              --             .02
                                                -------         -------         -------          ------
Net income  . . . . . . . . . . . . . . . . .   $   .15         $   .01         $   .31         $   .04
                                                 ======          ======          ======          ======


Number of shares used in computation           2,666,830      2,747,246        2,666,830      2,747,246


        See notes to condensed consolidated financial statements.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                        March 31
                                                                                 1995             1994

                                                                                   (000's omitted)

OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   814         $    98
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .     1,038             908
       Provision for losses on accounts receivable  . . . . . . . . . . . . .        54              60
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        --              50
       Amortization of non-compete agreement  . . . . . . . . . . . . . . . .      (450)           (450)
       Loss on sale of equipment  . . . . . . . . . . . . . . . . . . . . . .        (3)             --
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable  . . . . . . . . . . . . . . . . .    (1,404)           (676)
         (Increase) in inventory  . . . . . . . . . . . . . . . . . . . . . .    (1,408)           (203)
         (Increase) in prepaid expenses   . . . . . . . . . . . . . . . . . .       (89)           (101)
         (Increase) in current receivables  . . . . . . . . . . . . . . . . .      (263)            (73)
         Decrease in receivable from sale of division   . . . . . . . . . . .        --           1,453
         Decrease (increase) in deferred income tax   . . . . . . . . . . . .       101          (2,000)
         Decrease in excess of costs over assets acquired   . . . . . . . . .        --           2,000
         Decrease in other assets   . . . . . . . . . . . . . . . . . . . . .        73             111
         Increase (decrease) in accounts payable  . . . . . . . . . . . . . .     1,057          (1,357)
         Increase (decrease) in accrued expenses  . . . . . . . . . . . . . .       138            (565)
         (Decrease) in accrued interest expense   . . . . . . . . . . . . . .        --            (821)
         Increase (decrease) in accrued compensation  . . . . . . . . . . . .       131             (18)
         Increase (decrease) in current portion of long term debt   . . . . .       301         (11,592)
                                                                                -------         -------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  . . . . . .        90         (13,176)
INVESTING ACTIVITIES
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . .      (708)           (331)
   Net sale (purchases) of marketable securities  . . . . . . . . . . . . . .       518          (4,291)
                                                                                -------          ------
             NET CASH (USED IN) INVESTING ACTIVITIES  . . . . . . . . . . . .      (190)         (4,622)
                                                                                -------          ------
FINANCING ACTIVITIES
   Issuance of Common Stock   . . . . . . . . . . . . . . . . . . . . . . . .       176              --
   Purchase of treasury stock   . . . . . . . . . . . . . . . . . . . . . . .      (421)            (43)
   Income in long term borrowings   . . . . . . . . . . . . . . . . . . . . .       249              --
                                                                                 ------        --------
           DECREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . .       (96)        (17,841)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .       182          17,925
                                                                                 ------          ------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD   . . . . . . . . . . . .   $    86         $    84
                                                                                 ======          ======


            See notes to condensed consolidated financial statements.

          ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1995

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.


NOTE B--INVENTORIES

     Inventories are stated at the lower of cost (first in, first out method) or market.

     Inventories consist of the following:

                                                       March 31  June 30
                                                        1995       1994
                                                       --------  -------
     Raw materials  . . . . . . . . . . . . . . . . .  $2,069    $1,341
     Work in process  . . . . . . . . . . . . . . . .   1,434       769
     Finished goods . . . . . . . . . . . . . . . . .     296       281
                                                        -----     -----
                                                       $3,799    $2,391
                                                        =====     =====

NOTE C--INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including Common Stock equivalents of dilutive stock options and warrants.

NOTE D--INCOME TAXES

     As of July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting
for Income Taxes."   The change had no effect on net income.  Under Statement
109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company has available net operating loss carry forwards for income tax purposes of approximately $6,484,000 at March 31, 1995. Omnirel pre acquisition net operating loss carryforward for federal income tax purpose of $5,384,000 at March 31, 1995 expires through 2007, subject to annual limitations under Sec 382 of the Internal Revenue Code.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations.

                                                                        Percent of Net Sales
                                                              Three Months Ended       Nine Months Ended
                                                                    March 31                March 31
                                                                1995        1994        1995        1994
Net sales . . . . . . . . . . . . . . . . . . . . . . . .     100.0%      100.0%      100.0%      100.0%
Cost of goods sold  . . . . . . . . . . . . . . . . . . .      53.8        61.6        57.0        56.9
Gross profit  . . . . . . . . . . . . . . . . . . . . . .      46.2        38.4        43.0        43.1
Selling, general and administrative expenses,
   provision for doubtful accounts,
   and depreciation and amortization  . . . . . . . . . .      42.7        41.6        41.8        47.3
Interest expense and amortization of deferred
   note issuance costs  . . . . . . . . . . . . . . . . .       1.0          .6          .9         3.1
Interest and other income - net . . . . . . . . . . . . .       6.1         6.8         6.9         8.5
Income before income taxes
   and extraordinary item   . . . . . . . . . . . . . . .       8.6         2.9         7.2         1.1
Provision for income taxes  . . . . . . . . . . . . . . .       1.6         1.8          .8          .6
Income before extraordinary item  . . . . . . . . . . . .       6.9         1.2         6.4          .5
Extraordinary item  . . . . . . . . . . . . . . . . . . .        --          --          --          .6
Net income  . . . . . . . . . . . . . . . . . . . . . . .       6.9         1.2         6.4         1.2


FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended March 31, 1995 and March 31, 1994
- ----------------------------------------------------

     Largely as a result of revenues from an ongoing order by the principal customer of the Company's Omnirel subsidiary, consolidated net sales for the 1995 period more than doubled, to $5,832,000 from $2,844,000 in the comparable 1994 period. During the quarter ended December 31, 1994, the Company had expanded Omnirel's manufacturing capacity to allow it to fulfill the new order, placed by General Electric for multichip power module systems containing power hybrid componentry. With production expenses in the March 31, 1995 three month period increasing by only 79% from the 1994 period because manufacturing overhead and other fixed costs were spread over a larger sales base, gross profits increased by 147% to $2,694,000, compared to $1,091,000.

     Omnirel's net sales in the 1995 fiscal period accounted for 95% of consolidated net sales compared to 92.4% of consolidated net sales in the 1994 period. The balance in each period is attributable to operations of the Company's TACTech subsidiary. Net sales of TACTech increased approximately 38% in the March 31, 1995 quarter compared to the 1994 period.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

- ----------------------------------------------------

     Selling, general and administrative costs in the third fiscal quarter of 1995 increased comparably to net sales, due in part to a charge of $391,488 taken in the 1995 period relating to the proposed restructuring of the Company in which stock of TACTech and Omnirel would be distributed to shareholders of the Company. The Company also recorded an increase in depreciation and amortization expenses in the amount of $193,000 due to the re-evaluation of the useful life of certain machinery and equipment owned by Omnirel and acquired by Zing as part of the June 1991 acquisition of Omnirel.

     The growth in sales and relative reduction in production costs enabled the Company to earn $403,000, or $.15 per share, in the fiscal quarter ended March 31, 1995, a more than 12-fold increase from net income of $33,000, or approximately $.01 per share, earned in the comparable 1994 period.


Nine Months Ended March 31, 1995 and March 31, 1994
- ---------------------------------------------------

     Net income increased from $98,000 in the nine months ended March 31, 1994, or $.04 per share, to $814,000, or $.31 per share, in the 1995 nine month period. Results for the 1994 period include extraordinary income of $53,000, or $.02 per share from the repurchase of the Company's Senior Subordinated Notes.

     Revenue from the General Electric order helped boost net sales by over 54%. Production costs increased comparably to net sales, and remained essentially constant as a percentage of net sales, as the increased efficiency in usage of manufacturing facilities achieved in the third fiscal quarter offset an increase in manufacturing overhead expenses incurred in the prior quarter in anticipation of the General Electric order. For similar reasons, gross profits increased by 54%, and gross profit margins were unchanged from the 1994 nine month period.

     Selling, general and administrative expenses over the nine month period increased by 40.7% over the comparable 1994 period, a smaller percentage increase than was achieved in net sales even after taking the charge in the third quarter relating to the pending restructuring of the Company.


     Interest expenses declined in the 1995 nine month period by 51.7% due to the Company's retirement in 1994 of all of its Senior Subordinated Notes. The reduction was offset in part by an increase of $42,000 in interest charges incurred in the third quarter of 1995 over the comparable 1994 three month period.

     Omnirel sales accounted for 93% and 92.4% of 1995 and 1994 fiscal period sales, respectively. TACTech sales increased 40.7% over the two periods, due principally to a Department of Defense contract and to increases in its subscriber base, while Omnirel sales increased 55.4%.

Liquidity and Capital Resources
- -------------------------------

     Omnirel finances its operations from internally generated cash, borrowings from the Company, and from available bank lines of credit. Having expanded its production capacity during the initial nine months of the 1995 fiscal year, it does not expect to make significant additional capital expenditures during the remainder of the fiscal year or during the 1996 fiscal year to fulfill anticipated contractual commitments, whether or not the Company consummates its anticipated restructuring.

     The Company continued to build inventory in connection with the General Electric order, although at a much smaller pace than during the first six months of the 1995 fiscal year. Inventories are 58.9% higher than at June 30, 1994, although accounts receivable have increased comparably.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES




PART II OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



The following exhibit is included herein:

(ii) Statement re: computation of earnings per share


The Company did not file any reports on Form 8-K for the three months ended March 31, 1995.

          ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ZING TECHNOLOGIES, INC.


                                        ---------------------------------------
                                                   (Registrant)








Date        May 15, 1995                      /ROBERT E. SCHRADER/
     ----------------------------       ----------------------------------------
                                        Robert E. Schrader, President and

                                        Chief Executive Officer









Date       May 15, 1995                       /MARTIN S. FAWER/
     ---------------------------        ----------------------------------------
                                        Martin S. Fawer, Treasurer and
                                        Chief Financial Officer