Form 10-K/A
period 1994-06-30
ZING TECHNOLOGIES INC
filed 1995-06-28
CIK 756055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2
(Mark One)

     ( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1994

                                       OR

     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number               0-14328
                      ----------------------------------------------------------

                             ZING TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                13-2650621
- ----------------------------------------        --------------------------------
(State or other jurisdiction                     (I.R.S. Employer
 or organization)                                 Identification No.)

  115 Stevens Avenue, Valhalla, NY                                 10595
- ----------------------------------------        --------------------------------
(Address of principal executive officers)                       (Zip Code)


Registrant s telephone number, including area code:              (914) 747-7474
                                                  ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
               Title of each class                         on which registered
               -------------------                         -------------------

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:   X                           No:_____
                        ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of bid and asked price of the stock as of March 30, 1995 was $9,130,217.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form, 10-K or any amendment of this Form 10-K. [   ]

     The number of shares of common stock, $.01 par value, outstanding as of March 30, 1995 was 2,555,640.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

          ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1 - BUSINESS

General
- -------

     Zing is a holding company with one material operating subsidiary, Omnirel Corporation ("Omnirel") and one non-material operating subsidiary, Transition Analysis of Component Technology, Inc. ("TACTech").

     Until May 19, 1993, Zing was principally engaged in the business of distributing high reliability electronic semiconductor components used in military and aerospace equipment and providing value-added services under the name Zeus Components, Inc. It was one of the largest distributors in this niche market, representing over thirty semiconductor manufacturers, with a product line which consisted of integrated circuits, discrete semiconductors, passive components. Integrated circuits generally are sold at higher unit prices and at a higher unit gross profit margin than discrete semiconductors. Passive components generally consist of capacitors and resistors. Since June, 1991, when it acquired Omnirel, Zing also manufactured and sold power hybrid units in its niche market and has expanded into the high-end industrial market.

     Power hybrid components are single-package devices with a power dissipation of five watts or more combining semiconductors and passive devices. Manufacturing techniques and design standards for the military and high-reliability markets are more exacting than for commercial general purpose hybrid circuit components. The products manufactured by Omnirel include custom designed products as well as standard commodity products.

     On May 19, 1993, Zing sold the net assets of its high reliability electronic component distribution and value added service businesses to Arrow Electronics, Inc. (the "Arrow Sale"). Arrow (NYSE-ARW) is the world's largest electronic components distributor. The purchase price was $24,254,000, representing a premium of approximately $3,000,000 over the net book value of the assets transferred. Zing is also entitled to receive, three years from the closing of the Arrow Sale, up to $2,000,000 from Arrow (the "Arrow Deferred Payment") as additional purchase price depending on the performance of Arrow's high reliability electronic components and value-added business.1

Defense Electronics
- -------------------

     Before the Arrow Sale, the Company focused on the military/aerospace niche for a variety of reasons.

     Military components generally have a longer life cycle than electronic components used in the general commercial market, principally because the military demands standardization to ensure product availability and reliability, the risk of product obsolescence is accordingly reduced. The demand for reliability also results in relatively long lead times (up to 52 weeks) for some products. Since individual orders are often small, distributors play an important role in supplying such components to customers on short notice. Furthermore, semiconductor


          --------------------

   1 The amount of the Arrow Deferred Payment is calculated as follows: If during the 2 year measuring period of May 1, 1994 through April 30, 1996 Arrow's average annual revenues from high- reliability electronic component distribution sales and related value added services in North America ("Specified Sales Revenue") exceed the aggregate of (a) 80% of Specified Sales Revenues realized by Zing during the 12 month period ended April 30, 1993 (the "Base Period") and (b) 100% of Specified Sales Revenues realized by Arrow in the Base Period (the "Base Amount"), then Zing is to be paid approximately 10% of the amount by which such average Specified Sales Revenues exceed the Base Amount, with a payment cap of $2 million. Payment is due by May 30, 1996.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

products had consumed an increasing percentage of the Defense Department's procurement budget, even as that budget shrank in recent years.

     In recent years the military procurement budget began and continued to shrink, causing the overall market for milspec components to contract. Distributors in the commercial market attempted to increase their market share in this declining market, thereby putting pressure on the Company's margins and market share. The Company decided to sell its distribution and value-added service business to Arrow, and to change its focus by concentrating on the development of Omnirel.

     Omnirel (Zing's approximately 96% owned subsidiary on a fully diluted basis) is a manufacturer of power hybrid circuits and semiconductor multi-chip components, serving the high reliability military and industrial markets. Power hybrids combine active and passive components in one package to produce a functional electronic circuit which regulates the input and output of power to the device of which it forms a part. Omnirel produces both standard and custom products in a clean room environment and is certified to MIL-STD 1772, the highest level military certification for a hybrid circuit facility. Omnirel's products are used where circuit density (including miniaturization), electrical performance and reliability are critical design requirements, such as in the defense, aerospace, commercial aircraft and medical device industries.
Omnirel's products are also used in the production of industrial controls and power supplies where these same criteria are needed. Omnirel was organized in July 15, 1985 and acquired by Zing on June 26, 1991.

     TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the Department of Defense and defense contractors. The databases provide the users with information useful in determining the projected life cycle (obsolescence) of microcircuits and discrete semiconductor devices used primarily in the manufacture of systems for military and aerospace applications. TACTech software also contains a description and the general specifications of each microcircuit and discrete semiconductor device, thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank the devices according to life cycle and
availability based upon sources of supply.   The TACTech database is believed to
include virtually all standard microcircuits and discrete devices with high reliability specifications used primarily for military or aerospace application. The database is constantly updated and delivered on a real-time or near real-time basis. TACTech is not presently a material subsidiary of Zing.

     Except as otherwise specified, the following discussion relates solely to the business of Omnirel since the operations of neither Zing nor TACTech materially alter the information presented.

Competition
- -----------

     The market for power hybrid components is fragmented. There is no single firm which maintains a dominant position, either in technology or in market share. Based on industry publications, the total market for power hybrids within the United States was approximately $300,000,000 in 1993 and is expected to grow at a rate greater than 10% during each of 1994 and 1995. The market for Omnirel products is in excess of $125,000,000 a year and approximately 65% of the sales to such market are made by five manufacturers (including Omnirel) of power hybrid components. Omnirel is the only such manufacturer whose primary products are power hybrid circuits. The principal competitors of Omnirel are other power hybrid manufacturers, original equipment manufacturers with internal capability and general purpose semiconductor manufacturers who offer power hybrids as a complementary product line. Omnirel distinguishes itself in the marketplace principally on the strength of its focus on power hybrid circuits. It has complete design, manufacturing and high reliability screening capabilities in-house, and has developed a reputation for innovative solutions for customer needs. The company also competes on the basis of pricing and delivery.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


Marketing and Sales
- -------------------

     Omnirel markets its products through five regional sales managers in the United States and twenty five sales representative organizations world-wide. Omnirel sells both standard and custom products to approximately two hundred customers world-wide. Standard products are sold both through distributors and directly to customers. Custom products are sold directly to customers.

     Omnirel publishes and distributes to its existing customers and potential new customers a catalogue of its standard products. Omnirel management has focused its marketing effort in the United States where nineteen independent sales representatives are coordinated by Omnirel's sales management. Key accounts are also covered by area managers in each sales region. Six representatives/distributors are currently in place in Europe marketing Omnirel's products.

     Sales of various products to a single customer, representing multiple industrial and military/aerospace programs at four separate locations aggregated 19% of Omnirel's sales revenues for the fiscal year 1994 and a single project accounted for approximately 16% of 1994 sales. The customer, due to orders already placed, is expected to represent a larger portion of Omnirel's fiscal year 1995 sales. Sales to Arrow Electronics, Omnirel's primary distributor, were 13% of sales revenues for 1994. At the time of the Arrow Sale, Arrow was appointed Omnirel's exclusive distributor of its single and multi-chip semiconductor devices for a period ending in May, 1996. If the exclusive distributorship were to end after such period, the Company does not expect significant difficulty in selling Omnirel's single and multi-ship products to and/or through other distributors and customers.

     Omnirel's customers outside the United States and export sales outside the United States are as follows:

                                 (000's omitted)

     ------------------------------------------------------------
                                                   1994 1993 1992
     ------------------------------------------------------------
     Canada                                       $  89$  --$  --
     Europe                                         183  249   55
     Mid East (Israel)                               30   24   54
     Far East (Japan)                                 5    4   10
     South Pacific (Australia)                      151   44  107
                                                   ----  ---  ---
       Total                                       $458 $321 $226
                                                    ===  ===  ===

     Omnirel's backlog on June 30, 1994 was $10,200,000, 98% of which is deliverable over the period July 1, 1994 through June 30, 1995.

     For the fiscal year 1994, 1993 and 1992 Omnirel did not enter into any contracts with either customers of the United States Government or any agency of the United States Government. Omnirel sells its products to subcontractors of certain government agencies through customer purchase orders. Cancellation of purchase orders from time to time is customary in the power hybrid component industry. Under standard industry practices, in the event of cancellation, Omnirel is entitled to reimbursement for costs incurred and a reasonable profit for work performed prior to the cancellation.

     The sale of Omnirel products is not seasonal.

Suppliers and Materials Used
- ----------------------------

     Unpackaged semiconductors, in chip form and other components such as capacitors and resistor chips or surface mount devices, metal and plastic packages and ceramic materials are used by Omnirel in the manufacture of its products. These materials and components, none of which is presently in short supply, are purchased from time to time on the open market, and Omnirel has no long term commitments for their purchase. Omnirel is not dependent on any one supplier for a primary material. Omnirel has agreements with a number of premier semiconductor manufacturers which allow Omnirel to buy products directly from such manufacturers. These agreements allow Omnirel to be apprised of technological advances and developments.

Patents, Trademarks and Licenses
- --------------------------------

     Omnirel does not possess any patents for proprietary manufacturing process. The Omnirel name and logo are unique trademarks. While Omnirel considers that in the aggregate its trademarks are important in its operations, it does not consider that one or any group of trademarks is of such importance that termination could materially affect its business. TACTech maintains copyright protection for its computer software, and claims proprietary trade secret protection through customer licensing agreements.

Inventory
- ---------

     Omnirel follows industry standards for procurement, sale and return of its inventory. Materials are procured based upon purchase orders which have standard terms and conditions including the right of return for inferior quality or non-compliance with purchase order terms. Omnirel inventory is maintained at its principal place of business in storage facilities with temperature and humidity controls. Omnirel stocks inventory for standard products, and for certain of its custom products.

Environmental Compliance
- ------------------------

     Omnirel does not use hazardous materials in its manufacturing process nor does the manufacturing process result in the discharge of potentially hazardous material. Omnirel does not expect to incur significant expenditures relating to environmental compliance.

Research and Development
- ------------------------

     Generally, Omnirel's research and development expenditures involve engineering and design of custom products for specific applications, development of new packaging techniques and development of packaging for new semiconductor devices. Research and development expenditures for the fiscal years ended June 30, 1994, the nine months ended June 30, 1993 and the fiscal year ended September 30, 1992 were $841,000, $808,000, and $735,000, respectively.

Employees
- ---------

     As of June 30, 1994, Zing had 124 employees, 39 of whom were employed by Omnirel in a manufacturing capacity and 67 in clerical, administrative, engineering or sales positions at Omnirel. The Company employs four people in executive or administrative functions, and TACTech employs four computer programmers and an additional 10 persons in clerical, sales, customer support and administrative roles. None of Zing's employees are covered by a collective bargaining agreement.
                                        5

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II

ITEM 6 - SELECTED FINANCIAL DATA

                                                                                           Nine Months     Year
                                                                                               Ended       Ended
                                                               Year Ended September 30,       June 30,   June 30,
                                                               -----------------------        --------   -----------
                                                                  1990      1991      1992        1993        1994
                                                               -----------------------------------------------------
                                                                      (000's omitted, except per share data)
                                                               -----------------------------------------------------
INCOME STATEMENT DATA
  Gross revenues  . . . . . . . . . . . . . . . . . . . .       $94,933    $96,445   $91,698      $52,602    $11,483
  Cost of goods sold  . . . . . . . . . . . . . . . . . .        73,415     73,822    70,439       40,624      6,637
                                                                 ------     ------    ------       -------    ------
  Gross profit  . . . . . . . . . . . . . . . . . . . . .        21,518     22,623    21,259       11,978      4,846
  Selling, general and administrative expenses (1)  . . .        19,514     21,130    21,238       13,967      5,255
  Interest expense (2)  . . . . . . . . . . . . . . . . .         2,151      1,857     2,397        1,443        286
  Interest and other income - net (3) . . . . . . . . . .           --         --        --          --         (860)
  Income (loss) before income taxes and
    extraordinary item  . . . . . . . . . . . . . . . . .          (147)      (364)   (2,376)      (3,432)       165
  Provision (credit) for income taxes . . . . . . . . . .           (53)       (64)     (215)          36          3
                                                                 ------     ------    ------      -------     ------
  Income (loss) before extraordinary item . . . . . . . .           (94)      (300)   (2,161)      (3,468)       162
  Extraordinary item (4)  . . . . . . . . . . . . . . . .           347        326        29         (155)        53
                                                                -------    -------   -------       -------     ------
      NET INCOME (LOSS)   . . . . . . . . . . . . . . . .       $   253    $    26   $(2,132)     $(3,623)   $   215
                                                                =======    =======   =======        =======    ======

- ------------------------------
PER SHARE DATA (5)
  Income (loss) before extraordinary item . . . . . . . .       $  (.03)   $  (.11)  $  (.80)     $ (1.25)   $   .06
  Extraordinary item  . . . . . . . . . . . . . . . . . .           .12        .12       .01         (.06)       .02
                                                                 ------      -----    ------        -----      -----
     NET INCOME (LOSS)  . . . . . . . . . . . . . . . . .       $   .09    $   .01   $  (.79)     $ (1.31)   $   .08
                                                                 ======      =====    ======        =====      =====

Weighted average shares outstanding . . . . . . . . . . .         2,725      2,696     2,696        2,774       2747

- ------------------------------
                                                                  September 30,                        June 30,
                                                            -------------------------------     --------------------
                                                                 1990       1991      1992         1993        1994
BALANCE SHEET DATA
  Working capital . . . . . . . . . . . . . . . . . . . .       $32,245    $20,632   $18,541      $ 6,228    $ 3,878
  Total assets  . . . . . . . . . . . . . . . . . . . . .        42,622     50,868    43,710       32,264     18,360
  Long-term obligations . . . . . . . . . . . . . . . . .        16,867     14,875    14,431         --          626
  Stockholders' equity  . . . . . . . . . . . . . . . . .        18,524     18,300    16,168       12,540     12,424

- ------------------------------
(1) Includes provision for doubtful accounts, depreciation and amortization of property and equipment.
(2)     Includes amortization of deferred note issuance costs.
(3) Includes interest income, dividend income, realized and unrealized losses on marketable securities and amortization of the non-compete agreement.
(4) A gain (loss) from the extinguishment of debt, net of income taxes for 1990 through 1994.
(5) Per share data represents income (loss) per common and common equivalent share. See Note A to Consolidated Financial Statements for additional information regarding per share data.
(6)     During 1993 the Company changed its year end from September 30 to June
        30.
(7) See Note B to Consolidated Financial Statement for information regarding the Company's high reliability electronic component distribution and value added services businesses which were sold in 1993.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the Company's consolidated statements of operations.

                                                  Year    Nine Months   Year
                                                 Ended      Ended       Ended
                                                 June 30,  June 30,   September
                                                  1994       1993       1992
                                                --------   --------   --------
   Gross revenues   . . . . . . . . .            100.0%     100.0%      100.0%
   Cost of goods sold   . . . . . . .             57.8       76.8        76.8
                                                  ----      -----       -----
   Gross profit   . . . . . . . . . .             42.2       23.2        23.2

   Selling, general and administrative expenses   38.3       24.7        21.4
   Provision for doubtful accounts  .               .6         .2          .1
   Depreciation and amortization of property
     and equipment  . . . . . . . . .              6.9        1.7         1.6
   Interest expense and amortization of
     deferred note issuance costs   .              2.5        2.7         2.6
   Interest and other income - net  .             (7.5)       --          --
                                                   ---        --          --
   Income (loss) before income taxes and
     extraordinary item   . . . . . .              1.4       (6.1)       (2.5)
   Provision (credit) for income taxes
                                                  --           .1         (.2)
                                                  --          ---        ----
   Income (loss) before extraordinary item         1.4       (6.2)        (2.3)
   Extraordinary item   . . . . . . .               .5        (.3)         --
                                                 -----       ----          --
   Net income (loss)  . . . . . . . .              1.9%      (5.9)%       (2.3)%
                                                   ===       =====        =====

Results of Operations - Fiscal 1994 Compared to Nine Months Ended June 30, 1993
- -------------------------------------------------------------------------------

     Effective April 30, 1993, Zing sold to Arrow Electronics, Inc. the net assets of its high reliability electronic component distribution and value-added service businesses operated under the name "Zeus" ("Sold Business"). The purchase price was $24,254,000. This represents a premium of approximately $3,000,000 over the net book value of the assets being transferred which represents the value paid for a non-compete agreement. Zing is also entitled to receive, three years from the closing of the Arrow Sale, up to $2,000,000 from Arrow as additional purchase price depending on the performance of Arrow's high reliability electronic components and value-added business.

     Since the disposition of the Sold Business, the Company's operations are principally a reflection of the business of its one significant subsidiary,
Omnirel.  The Company also changed its fiscal year at that time to June 30.   As
a consequence of these two changes, managements's discussion of the Company's results of operations are not directly comparable from fiscal period to fiscal period. To facilitate understanding of the comparative results of the Company's ongoing operations, operations of the Company excluding the Sold Business, as well as operations of the Company on a fully consolidated basis, are described where practical.

     The Company reported income before extraordinary items of $162,000 or $.06 per share, for the twelve month period ended June 30, 1994. For the nine month transitional fiscal year ended June 30, 1993, which included results for seven of those months attributable to the Sold Business, the Company sustained a loss before extraordinary items of $3,468,000 or $1.25 per share for the nine months ended June 30, 1993.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

     Fiscal Year 1994 net income of $215,000 or $.08 per share includes extraordinary income of $53,000 or $.02 per share representing income realized from the repurchase by the Company of $11,650,000 face value of its Senior Subordinated Notes. The net loss for the 1993 fiscal period was $3,623,000 or $1.31 per share, inclusive of an extraordinary loss of $155,000 or $.06 per share representing deferred financing costs realized from the repurchase by the Company of $1,600,000 face value of its Senior Subordinated Notes.

     The improvement in 1994 fiscal year operating results compared to 1993 is due to a combination of a greatly reduced loss at Omnirel resulting from improved sales and gross profit margins and the elimination of the losses attributable to the Sold Business. Omnirel sustained a net loss of $290,000 in the 1994 fiscal year, compared to a net loss of $1,773,000 in the prior nine month period.

     Net sales for the 1994 period were $11,483,000, comprised primarily of net sales of Omnirel of $10,586,000; for the nine month 1993 fiscal period, excluding the Sold Business, consolidated net sales of $6,412,000 were comprised primarily of Omnirel sales of $5,907,000. The Company realized a gross profit on 1994 net sales of $4,846,000 compared to a gross profit of $2,165,000 on 1993 net sales, exclusive of the Sold Business. Including the Sold Business, the Company in 1993 realized gross profits of $11,978,000 on net sales of $52,602,000.


     The Company's higher gross profit margins in 1994 compared to the prior fiscal period are due primarily to Omnirel's improvement in net sales without a comparable increase in fixed costs, as well as to the elimination of less profitable sales of Sold Business products.

     Selling, general and administrative expenses were $4,399,000 for the 1994 period and, excluding the Sold Business, $3,001,000 for the June 30, 1993 fiscal period. While Omnirel's expenses declined from 1993 to 1994 as a percentage of its net sales, the company's increased as a percentage of sales on a consolidated basis. The Company's net sales declined much more sharply, because of the elimination of the Sold Business in 1993, than did consolidated selling expenses. Corporate overhead is therefore allocated in 1994 against a smaller revenue base than in 1993.

     Interest expense declined in 1994 compared to 1993 as a result of the redemption by the Company of its Senior Subordinated Notes.

      As of July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". This standard requires companies to change the method of accounting for income taxes from the deferred to the liability method. As permitted under the statement, the Company has elected not to restate the financial statements of prior years. The adoption of FASB Statement No. 109, on the current years financial statements is stated in Note G of the Consolidated Financial Statements.

Results of Operations - Nine Months Ended June 30, 1993 Compared to Fiscal 1992
- -------------------------------------------------------------------------------

     Results of the Company's operations in the period ended June 30, 1993 are not directly comparable to the 1992 fiscal year since the June 30, 1993 period includes only nine months and only seven of such months did the Company operate its Sold Business.

     The Company incurred a loss before extraordinary items of $3,468,000 or $1.25 per share, for the nine month period ended June 30, 1993, on net sales of $52,602,000, compared to a loss of $2,161,000 or $.80 per share for its fiscal year ended September 30, 1992. The net loss for the 1993 period was $3,623,000 or $1.31 per share, inclusive of an extraordinary loss of $155,000 or $.06 per share representing deferred financing costs realized from the repurchase by the Company of $1,600,000 face value of its Senior Subordinated Notes. The net loss for 1992

          ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

was $2,132,000 or $.79 per share, inclusive of an extraordinary gain of $29,000 or $.01 per share realized from the repurchase by the Company of $250,000 face value of its Senior Subordinated Notes for $200,000.

     Excluding operations of the Sold Business, net sales were $6,412,000 in the nine month 1993 period and $9,484,000 for the 12 month 1992 fiscal year.

     The Company realized gross profits of $11,978,000 in the 1993 period, of which the Sold Business accounted for $9,814,000. In the 1992 fiscal year, the Company realized gross profit of $21,259,000, of which the Sold business accounted for $17,436,000. Gross margins declined however, largely due to lower sales and increased competition between the two fiscal periods.

     Selling, general and administrative expenses for the Company, excluding the Sold Business, were $3,001,000 for the 1993 period and $3,211,000 for fiscal 1992. Selling, general and administrative expenses for the Sold Business were $10,003,000 for the nine-month 1993 period and $16,415,000 for fiscal 1992.

     Interest expense declined from 1992 to 1993 as a result of the redemption by the Company during the 1993 fiscal year of a portion of its Senior Subordinate Notes.

Liquidity and Capital Resources
- -------------------------------

     In the 1994 fiscal year the Company employed most of its cash and cash equivalents, which were the proceeds of the 1993 sale of the Sold Business to Arrow, to redeem its remaining Senior Subordinated Notes and to acquire marketable securities. See Note I of Notes to Consolidated Financial Statements. Omnirel operations, however, are funded from internally generated cash, from intercompany borrowings, and from available bank lines of credit. As of the end of the 1994 fiscal year, $782,000 was outstanding under such line of credit. After the end of the 1994 fiscal year such line of credit was replaced with a $1,200,000 equipment line of credit and a $300,000 accounts receivable and inventory line of credit. The new credit lines are guaranteed by the Company, include various financial covenants, including maintenance of a minimum tangible net worth of $2,800,000 and maintenance of liabilities to tangible net worth and debt service coverage ratios of 3.0:1.0 and 1.2:1.0, respectively, and prohibit the payment of dividends by Omnirel. The Company does not foresee the need to expend capital beyond its ability to obtain financing from such sources.

     In the 1993 fiscal period the proceeds of the sale to Arrow of the Sold Business permitted the Company to satisfy $6,000,000 in bank notes and repurchase $1,600,000 face value of its Senior Subordinated Notes. The receipt of sales proceeds resulted in a significant increase in the Company's cash and cash equivalents holdings as of the end of the 1993 fiscal year compared to the prior year.

Impact of Inflation
- -------------------

     In fiscal 1994, inflation did not have a significant impact on the operations of the Company.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The names and ages of all Directors of the Company and nominees therefor, their positions with the Company, their term of office and their business background are set forth below:

                                                                                  Director of
Name, Age, Principal Occupation, Other Directorships                              Zing Since
- ----------------------------------------------------                              ------------
JOHN F. CATRAMBONE, 54, has been President and Chairman of the Board of Omnirel      1986
Corporation, a manufacturer of power hybrid semiconductor devices since 1985.
Omnirel has been a subsidiary of the Company since June 1991.

MARTIN S. FAWER, 60, became Chief Financial Officer and Treasurer in February        1984
1988. From October 1984 to January 1988 Mr. Fawer was Treasurer of the Company.
He is also a director of Transition Analysis Component Technology, Inc., a
subsidiary of the Company. For more than five years, Mr. Fawer has been a principal of Fawer and Kupczyk, P.C. and its predecessors, certified public accountants.

LAURENCE W. HIGGITT, 47, has been employed by Stephen Rose & Partners, Limited,      1985
investment bankers, in London, England since 1984 and has been on its Board of
Directors since 1985.  Prior to 1984, he was a fund manager for Lazard Brothers
& Co. Ltd., merchant bankers, London, England.

DEBORAH J. SCHRADER, 47, has been Secretary of the Company since its                 1969
incorporation. She is also the Secretary and a director of Transition Analysis
Component Technology, Inc., a subsidiary of the Company.  She is the wife of
Robert E. Schrader.

ROBERT E. SCHRADER, 50, is the founder of the Company and has been President and     1969
Chief Executive Officer since its incorporation in 1969.  Prior to organizing the Company, Mr. Schrader was an account executive with a division of Lafayette
Radio Corporation, a district sales manager of Arrow Electronics, Inc. and held purchasing manager positions with two electronic equipment manufacturers.  He is also a director and vice-president of Transition Analysis Component Technology,
Inc. and Omnirel Corporation, each a subsidiary of the Company.  He is the husband of Deborah J. Schrader.

HENRY A. SINGER*, 57, has been a member of the law firm of Morrison Cohen Singer &   1988
Weinstein, LLP and its predecessor for more than the past five years.  Morrison
Cohen Singer & Weinstein, LLP serves as general counsel to the Company.


- ---------------------------

*See "Compensation Committee Interlocks and Insider Participation" for a discussion of the legal fees received by Mr. Singer's firm since June 30, 1993.

     No director is a director of any company with a class of securities registered pursuant to Section 12 of the Act or of any company registered as an Investment Company under the Investment Company Act of 1940. Other than Robert E. Schrader and Deborah J. Schrader, who are married to each other, there is no family relationship among any of the members of the Board of Directors or the officers of the Company.

     In November 1992, Henry A. Singer settled a civil suit filed by the Securities and Exchange Commission alleging that in August and November of 1987 he purchased shares of common stock of a company listed on the New York Stock Exchange based upon material non-public information. Mr. Singer denied these allegations except that he in fact purchased the shares of such company and sold them for a profit of approximately $34,000 in April 1988. Subsequently, in connection with the settlement of the suit, without admitting or denying the allegations in the complaint, Mr. Singer consented to the entry of a final judgment of permanent injunction against his violating securities laws in future trading of any securities. In connection therewith, Mr. Singer paid $34,050, representing the profits from the transaction described in the complaint, together with interest thereon, as well as a civil money penalty in the same amount.


Executive Officers
- ------------------
                                            Position with Company and Business
Name                            Age         Experience During Past Five Years
- ----                            ---         ----------------------------------

Robert E. Schrader*

Deborah J. Schrader*

Martin S. Fawer*

John F. Catrambone*
Malcolm Baca                    54          Vice President and Treasurer of the
                                            Company's TACTech subsidiary since
                                            1987.


* See "Directors" above.


        Based upon an examination of Forms 3, 4 and 5 furnished to the registrant in respect of the 1994 Fiscal Year, no persons have failed timely to file any of the foregoing forms in respect of transactions in such year or in respect of a prior year.

ITEM 11.  EXECUTIVE COMPENSATION.


Summary of Cash and Certain Other Compensation

     The following table shows, for the three most recently ended fiscal years, the cash compensation paid or accrued for those years to the Chief Executive Officer of the Company and to each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which they served exceeded $100,000 for the Company's last fiscal year (the "Named Executives"):

                         SUMMARY COMPENSATION TABLE



                                               SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation
                                                                                  -----------------------------------
                                      Annual Compensation                                    Awards          Payouts
                        -----------------------------------------------           ------------------------   --------


                                                                                                 Securities              All Other
Name and                                                              Other        Restricted    Underlying               Compen-
Principal                                                             Annual         Stock       Options/     LITP       sation(2)
Position                      Year(1)    Salary($)   Bonus($)    Compensation($)   Awards($)     SARs (#)   Payouts($)     ($)
- ------------                ---------    --------   ----------   ---------------   ----------   ---------  ---------     -----------
Robert E. Schrader             1994      162,500                                                                            1,800
President, Chief Executive     1993      220,600                                                                            1,481
Officer and Chairman of the    1992      318,270                                                                            1,974
Board
John F. Catrambone(3)          1994      185,004      50,000                                                               58,512
President of Omnirel           1993      146,750                                                                           45,110
Corporation                    1992      257,000       8,000                                                               52,744

Malcolm Baca                   1994      161,479                                                                            1,044
Vice President and Treasurer   1993      111,754                                                                              783
of TACTech                     1992      147,541                                                                            1,044


- -------------------------


   (1)On May 19, 1993 the Company's Board of Directors voted to change the Company's fiscal year end to June 30 from September 30. Information for the 1993 Fiscal Year is for the nine months ended June 30, 1993.
Information for the 1992 fiscal year is for the fiscal year ended September 30, 1992.

   (2)The amounts reflect the following payments of annual life insurance premiums in the 1994 Fiscal Year: $1,800 on behalf of Mr. Robert E. Schrader, $36,012 on behalf of Mr. John Catrambone and $1,044 on behalf of Mr. Malcolm Baca. The amounts for Mr. Catrambone in each of 1992, 1993 and 1994 include $22,500 representing interest imputed at 9% per annum on the $250,000 interest free loan provided by Zing to Mr. Catrambone for the purchase of Zing common stock.

   (3)Amounts recorded as Salary included a contractually required annual bonus of $60,000. See "Employment Contracts and Termination of Employment and Change-of-Control Arrangements" below.

   The above amounts do not include certain personal benefits, which do not exceed, as to any executive officer identified above, 10% of his total Annual Compensation.

                         GRANTS OF WARRANTS
    During the 1994 Fiscal Year no warrants, options or Stock Appreciation Rights were granted to any Named Executive.


                                    AGGREGATED WARRANT EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END WARRANT VALUES


                                                                                               Value of Unexercised
                             Shares                           Number of Unexercised                In-the-Money
                            Acquired                             Option/SARs at                   Option/SARs at
                               on                                   FY-End (#)                      FY-End ($)
                                              Value       ----------------------------     ----------------------
Name                       Exercise(#)     Realized($)    Exercisable    Unexercisable     Exercisable(1) Unexercisable
- ----                       -----------     -----------    -----------    -------------     -----------    -------------
John F. Catrambone                                          3,000                             2,355


- -------------------------

  (1) Based on the fair market value per share of the Common Stock of $2.125, which was the closing bid price of the Common Stock as reported by the National Association of Securities Dealers, Inc.


                         COMPENSATION OF DIRECTORS

     The Company pays each director who is not an officer or employee of the company (other than Henry A. Singer) $4,000 per year for his services as a director plus $250 for each Board of Directors meeting attended and for each Committee meeting attended if not held on the same day as a Board meeting. Mr. Singer does not receive such fee, since the firm of which he is a partner is paid its customary legal fees for Mr. Singer's attendance and participation. Such firm was paid $179,548 for legal services rendered to the Company for the 1994 Fiscal Year, of which $5,491.50 was paid in respect of Mr. Singer's attendance and Board and Committee Meetings. See
                                                                      ---
"Compensation Committee Interlocks and Insider Participation", below.


             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                     AND CHANGE-IN-CONTROL ARRANGEMENTS

     John Catrambone has an employment agreement with the Company's Omnirel subsidiary. The five year agreement, expiring in June of 1996, provides for a base salary of $125,000 per year, a guaranteed bonus of $60,000 per year and an incentive bonus linked to a set of performance criteria determined annually by Omnirel's Board of Directors and subject to percentage limitations of Mr. Catrambone's base salary (70% for 1994). Mr. Catrambone was loaned $300,000, without interest, by the Company in connection with the purchase of Omnirel by the Company. The Company has guaranteed to Mr. Catrambone the base compensation payments under such employment agreement and pays the $60,000 annual bonus, which is used by Mr. Catrambone to repay such loan. The Company also loaned Mr. Catrambone $250,000, without interest, to purchase shares of the Company's common stock. Such loan, which is due in June, 2001, is secured by the stock so purchased by Mr. Catrambone.

     Malcolm Baca has an employment agreement with the Company's TACTech subsidiary. The term of Mr. Baca's employment is set to expire on May 1, 1997. Mr. Baca's agreement entitles him to a salary of $120,000 per annum, plus five percent (5%) of TACTech's collected revenues in each year, except that on revenues attributable to another commissioned member of TACTech's management Mr.
Baca's commission is two and one-half percent (2 1/2%). Effective as from the middle of the 1995 fiscal year, all commissions to Mr. Baca are subject to his required contribution of one-half of one percent ( 1/2%) of TACTech's collected revenues to a bonus pool fund for the benefit of non-commissioned members of management, which contribution is matched by TACTech. Mr. Baca does not participate in such bonus pool fund. In addition to other customary terms, pursuant to the agreement, Mr. Baca's compensation is subject to a $350,000 per annum maximum. The annual maximum is subject to increase based upon the National Consumer Price Index. In the event Mr.
Baca is terminated without good cause, TACTech is obligated to continue to pay compensation to Mr. Baca through April 30, 1997.

     Mr. Schrader does not have an employment agreement with the Company and his compensation is set by the Compensation Committee subject to the approval of the Board of Directors. In connection with the 1993 sale of the Company's high reliability electronic component distribution and value-added businesses to Arrow Electronics, Inc., Mr. Robert E. Schrader entered into a Consulting and Non-Competition Agreement with Arrow and Mr. Martin Fawer (the Company's Chief Financial Officer) entered into a one year Consulting Agreement with Arrow. As a consequence of such agreements, Messrs. Schrader and Fawer do not devote their full time to the Company. Pursuant to the terms of his agreement with Arrow, Mr. Schrader is required to devote up to five business days per quarter to the business of Arrow. Mr. Fawer, upon reasonable request of and notice by Arrow, was required to provide consulting services to Arrow through March 19, 1994. Mr. Fawer assigned his rights to receive his consulting fees under his agreement with Arrow to the Company in exchange for the Company setting his salary for part time services at $75,000 for Fiscal Year 1994.


        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during the 1994 Fiscal Year were Laurence W. Higgitt and Henry A. Singer. Henry A. Singer, a director of the Company during the 1994 Fiscal Year, is a partner of Morrison Cohen Singer & Weinstein, LLP, counsel to the Company.


                       COMPENSATION COMMITTEE REPORT

     The Compensation Committee is responsible for reviewing levels and methods of executive compensation and making recommendations to the Board of Directors. Such recommendations were made in the past primarily based upon comparisons of executive compensation in other comparable companies engaged in the distribution of high reliability electronic components.

     The comparable companies which were reviewed by the Compensation Committee in 1994 included only in part those companies which are included in the index used in the performance graph set forth on page 15. The other comparable companies chosen were based upon those having a more comparable size to that of Zing. The compensation levels for the company's executives are in the medium range of compensation of these comparable companies. While performance of these companies were looked at in relation to that of Zing it was also noted that Zing's almost exclusive reliance on the military marketplace for its component distribution business made it more difficult for Zing to attain comparable performance with that of other distributors whose marketplace was predominantly commercial and that no company was truly comparable to the position of Zing.

     Compensation in the 1994 Fiscal Year of the Named Executive Officers other than the Registrant's Chief Executive Officer was the result of contractual arrangements entered into between such persons and their respective employers prior to the beginning of the 1994 Fiscal Year, and were not reviewed by the Compensation Committee. Members of the Compensation Committee, which did not formally meet in the 1994 Fiscal Year, informally concurred in management's decision to set 1994 compensation for Mr. Schrader at $150,000 per annum, except that in the first fiscal quarter of such year he was paid at his 1993 annual rate of $300,000 per annum. Such reduction was due to the sale in 1993 of the Company's high reliability electronic component distribution and value-added businesses and the resulting reduction in Mr. Schrader's responsibilities. The Committee has not met to determine 1995 compensation for Mr. Schrader or any other executive officer, and as a result such compensation continues at the 1994 annual rate.

     The Compensation Committee did not consider any specific factor in the performance of Zing in concurring with Mr. Schrader's compensation for fiscal 1994. Rather the Committee noted that (i) both subsidiaries of Zing continued to make progress in growing their business and that Mr. Schrader was actively involved in developing a business plan with the chief executives charged with running those subsidiaries to achieve such growth and (ii) that Mr. Schrader was instrumental in obtaining the sale of the distribution business at the end of fiscal 1993 at what the board considered the high range of fair value. Furthermore it was difficult to determine compensation for Mr. Schrader since he became the chief executive officer of what essentially became a holding company. Based upon the foregoing factors but without guidance on a comparable basis with other companies, the Compensation Committee concurred with Mr. Schrader's request that his compensation continue at the rate of $150,000 per year.
             The Zing Technologies, Inc. Compensation Committee

                            Laurence W. Higgitt
                              Henry A. Singer

     With respect to Mr. Catrambone, the Omnirel Board of Directors establishes performance criteria for his incentive bonus in accordance with his employment agreement. Such performance criteria include the amount of increase in Omnirel's pre-tax profit and the amount of reduction in Omnirel's indebtedness to the Company. The amount of the bonus, in each case, is based upon the percentage of the goal achieved.

                   Omnirel Corporation Board of Directors

                             Robert E. Schrader
                              Martin S. Fawer
                             John F. Catrambone

                    COMPARATIVE STOCK PERFORMANCE GRAPH

     The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's common stock with the cumulative total returns of the published Dow Jones Equity Market Index and the Dow Jones Semiconductors and Related Index for the Company's last five
(5) fiscal years (assuming the Company's last five fiscal years each ended on June 30, the current fiscal year-end of the Company).


                      COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN
                   Among Zing Technologies, Inc., Dow Jones Equity Market
                  Index and Semiconductors & Related Index Fiscal Years Ended September 30, 1989 through 1992 and June 30, 1993 and 1994



- --------------------------------------------------------------------------------
                                 1989    1990     1991    1992    1993   1994
- --------------------------------------------------------------------------------
Zing Technologies, Inc.          100       72      76      44      68     64
- --------------------------------------------------------------------------------
Dow Jones Equity Market          100      115     124     142     162    164
- --------------------------------------------------------------------------------
Semiconductors & Related         100      142     140     167     326    361
- --------------------------------------------------------------------------------

                                 Signature
                                 ---------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZING TECHNOLOGIES, INC.


                                   By:       s/ Martin S. Fawer
                                      -------------------------
Dated:  June 27, 1995                        Name:     Martin S. Fawer
                                   Title:    Chief Financial Officer and
                                             Treasurer