Form 10-K/A
period 1994-06-30
ZING TECHNOLOGIES INC
filed 1995-08-09
CIK 756055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 3
(Mark One)

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

                             ZING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                     13-2650621
-----------------------------------               ------------------------------
(State or other jurisdiction or organization)     (I.R.S. Employer
                                                   Identification No.)

     115 Stevens Avenue, Valhalla, NY                       10595
--------------------------------------------------     -------------------------
     (Address of principal executive officers)              (Zip Code)


Registrant s telephone number, including area code:    (914) 747-7474
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

                                      None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The names and ages of all Directors of the Company and nominees therefor, their positions with the Company, their term of office and their business background are set forth below:


                                                                     Director of
Name, Age, Principal Occupation, Other Directorships                  Zing Since
----------------------------------------------------                 -----------

JOHN F. CATRAMBONE, 54, has been President and Chairman of the           1986
Board of Omnirel Corporation, a manufacturer of power hybrid semiconductor devices since 1985. Omnirel has been a subsidiary of the Company since June 1991.

MARTIN S. FAWER, 60, became Chief Financial Officer and Treasurer        1984
in February 1988. From October 1984 to January 1988 Mr. Fawer was
Treasurer of the Company. He is also a director of Transition
Analysis Component Technology, Inc., a subsidiary of the Company.
For more than five years, Mr. Fawer has been a principal of Fawer and Kupczyk, P.C. and its predecessors, certified public accountants.

LAURENCE W. HIGGITT, 47, has been employed by Stephen Rose &             1985
Partners, Limited, investment bankers, in London, England since
1984 and has been on its Board of Directors since 1985. Prior to 1984, he was a fund manager for Lazard Brothers & Co. Ltd., merchant bankers, London, England.


DEBORAH J. SCHRADER, 47, has been Secretary of the Company since         1969
its incorporation. She is also the Secretary and a director of Transition Analysis Component Technology, Inc., a subsidiary of the Company. She is the wife of Robert E. Schrader.

ROBERT E. SCHRADER, 50, is the founder of the Company and has            1969
been President and Chief Executive Officer since its incorporation in 1969. Prior to organizing the Company, Mr.
Schrader was an account executive with a division of Lafayette
Radio Corporation, a district sales manager of Arrow Electronics, Inc. and held purchasing manager positions with two electronic equipment manufacturers. He is also a director and vice
-president of Transition Analysis Component Technology,
Inc. and Omnirel Corporation, each a subsidiary of the Company.
He is the husband of Deborah J. Schrader.

HENRY A. SINGER*, 57, has been a member of the law firm of               1988
Morrison Cohen Singer & Weinstein, LLP and its predecessor for more than the past five years. Morrison Cohen Singer & Weinstein, LLP serves as general counsel to the Company.


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


     In June 1990, the Securities and Exchange Commission filed a civil suit against Henry A. Singer alleging that in August and November of 1987 he purchased shares of common stock of a company listed on the New York Stock Exchange based upon material non-public information. In July 1990 Mr. Singer denied these allegations except that he admitted the fact of his purchase of the shares of such company and the sale for a profit of approximately $34,000 in April 1988. In November 1992, Mr. Singer and the Commission settled the civil action, and, without admitting or denying the allegations in the complaint, Mr. Singer consented to the entry of a final judgment of permanent injunction against violations of the securities laws in future trading of any securities. In connection therewith, Mr. Singer paid $34,050, representing the profits from the transaction described in the complaint, together with interest thereon, as well as a civil money penalty in the same amount.



Executive Officers
------------------
                                   Position with Company and Business
Name                      Age      Experience During Past Five Years
----                      ---      ----------------------------------


Robert E. Schrader*

Deborah J. Schrader*

Martin S. Fawer*

John F. Catrambone*

Malcolm Baca               54      Vice President and Treasurer of the Company's
                                   TACTech subsidiary since 1987.

--------------------

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


                                   ZING TECHNOLOGIES, INC.


                                   By:       s/ Martin S. Fawer
                                      ------------------------------------------
Dated:  August 8, 1995             Name:     Martin S. Fawer
                                   Title:    Chief Financial Officer and
                                             Treasurer