Form 10-K
period 1995-06-30
ZING TECHNOLOGIES INC
filed 1995-10-12
CIK 756055

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

         ( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended June 30, 1995

                                     OR

         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                           to
                               -------------------------    --------

Commission File Number         0-14328
                      ------------------------

                     ZING TECHNOLOGIES, INC.
------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 New York                                      13-2650621
-----------------------------------------------         ----------------------
  (State or other jurisdiction or organization)         (I.R.S. Employer
                                                           Identification No.)

     115 Stevens Avenue, Valhalla, NY                             10595
-------------------------------------------              ---------------------
(Address of principal executive officers)                      (Zip Code)

Registrant s telephone number, including area code:    (914) 747-7474
                                                    -----------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                        on which registered
-------------------                                      ---------------------
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

                    Yes:   X                           No:_____
                        ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of bid and asked price of the stock as of October 2, 1995 was $25,282,573.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form, 10-K or any amendment of this Form 10-K. [ ]

     The number of shares of common stock, $.01 par value, outstanding as of October 2, 1995 was 2,597,497.

                 DOCUMENTS INCORPORATED BY REFERENCE: None

                  Page 1 of 36; Exhibit Index on Page 33

                             TABLE OF CONTENTS
                             -----------------

Part I

Item 1 - Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2 - Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 3 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . 8


Part II

Item 5 - Market for Registrant s Common Stock and Related Matters   . . . 9

Item 6 - Selected Financial Data  . . . . . . . . . . . . . . . . . . .  10

Item 7 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations   . . . . . . . . . . . . . . . . . .  11

Item 8 - Financial Statements and Supplementary Data  . . . . . . . . .  15

Item 9 - Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure . . . . . . . . . . . .  32

Part III

Items 10-13 Directors and Executive Officers of the Registrant;
            Executive Compensation; Security Ownership of Certain
            Beneficial Owners and Management; Certain Relationships
            and Related Transactions . . . . . . . . . . . . . . . . . . 32

Part IV

Item 14- Exhibits, Financial Statement Schedules and
         Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  33

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   PART I


ITEM 1 - BUSINESS


General
-------

    Zing Technologies, Inc. ("Zing" or the "Company") is a holding company with one material 98% owned operating subsidiary, Omnirel Corporation
("Omnirel") (approximately 84% owned by Zing on a fully diluted basis), and one non-material 90% owned operating subsidiary, Transition Analysis of Component Technology, Inc. ("TACTech"). Zing was incorporated in New York on October 17, 1969.

   Since June 26, 1991, when the Company acquired Omnirel, the Company has engaged in the manufacture and sale of high reliability power semiconductor multi-chip modules and packaged semiconductor components in its niche market and has expanded its distribution into the high-end commercial and industrial market.

   High reliability power semiconductor multi-chip modules are defined as electronic components and are single-package devices with a power dis-sipation of five watts or more. They combine active power semiconductor components and passive components (such as capacitors and resistors) which form integrated smart power electronic circuits which control, drive and regulate the input and output of power (electricity) in motion control and power supply applications for use in electronic systems and equipment. Omnirel manufacturing techniques and design standards for the military and high reliability industrial markets are more exacting than is the case for commercial general purpose hybrid circuit components. The products manufactured by Omnirel include custom designed products as well as standard commodity products.

   Omnirel produces both standard and custom products in a clean room environment and is certified to MIL-STD 1772, the highest level of military certification for a hybrid circuit manufacturer, and is registered to ISO 9001. Omnirel's products are used where circuit density (including miniaturization), electrical performance and reliability are critical design requirements, such as in the defense, aerospace, commercial transportation and medical device industries. Omnirel's products are also used in the production of industrial controls and power supplies where these same criteria are needed.

   TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the Department of Defense and defense contrac-tors. The databases provide the end users with information useful in determining the projected life cycle (obsolescence) of microcircuits and discrete semiconductor devices used primarily in the manufacture of systems for military and aerospace applications. TACTech software also contains a description and the general specification of each microcircuit and discrete semiconductor device, thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank the devices according to life cycle and availability based on sources of supply. The TACTech database is

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

believed to include virtually all standard microcircuits and discrete devices with high reliability specifications used primarily for military or aerospace application. The database is constantly updated and delivered on a real-time or near real-time basis. The operations of TACTech are not presently material to the Company.

   Until May 19, 1993, Zing was principally engaged in the business of distributing high reliability electronic semiconductor components used in military and aerospace equipment and providing value-added services under the name Zeus Components, Inc. Prior to May 19, 1993, Zing/Zeus was one of the largest distributors in this niche market, representing over thirty semiconductor manufacturers, with a product line which consisted of integrated circuits, discrete semiconductors and passive components. Integrated circuits generally are sold at higher unit prices and at a higher unit gross profit margin than discrete semiconductors. Passive components generally consist of capacitors and resistors.

   On May 19, 1993, Zing sold the net assets of its high reliability electronic component distribution and value added service businesses to Arrow Electronics, Inc. (the "Arrow Sale"). Arrow (NYSE-ARW) is the world's largest electronic components distributor. The purchase price was $24,254,000, representing a premium of approximately $3,000,000 over the net book value of the assets transferred. In May 1996, Zing is entitled to receive up to $2,000,000 from Arrow as additional purchase price depending on the performance of Arrow's high reliability electronic components and value-added business. Based upon information received to date, Zing believes Arrow's sales are running at a rate which would make it more likely than not that some or all of the $2,000,000 will be realized by Zing.

Competition
-----------

   The market for high reliability power semiconductor multi-chip modules is fragmented. There is no single firm which maintains a dominant position, either in technology or in market share. Based on recent industry publications of Frost & Sullivan, Moody Associates and the Semiconductor Industry Association, the total available market for high reliability power semiconductor multi-chip modules within the United States was approximately $300,000,000 in 1993 and $330,000,000 in 1994, and is
expected to grow at a rate greater than 10% (per annum) during the later 1990's. The market for power hybrid products which Omnirel addresses is in excess of $125,000,000 a year and approximately 65% of the sales to such market are made by five manufacturers (including Omnirel) of power hybrid components. Omnirel is the only such manufacturer whose primary focus is on high reliability power semiconductor multi-chip modules. The principal competitors of Omnirel are other hybrid manufacturers, original equipment manufacturers with internal capability and power semiconductor manufac-turers who offer multi-chip modules as a complementary product line. Omnirel distinguishes itself in the marketplace principally on the strength of its focus on power applications. It has complete design, manufacturing and high reliability screening capabilities in-house, and has developed a reputation for innovative solutions for customer needs. The Company also competes on the basis of pricing and delivery.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Marketing and Sales
-------------------

   Omnirel markets its products through four regional sales managers in the United States and twenty-five sales representative organizations world-wide. Omnirel sells both standard and custom products to approximately two hundred customers world-wide. Standard products are sold both through distributors and directly to customers. Custom products are sold directly to customers.

   Omnirel publishes and distributes to its existing customers and poten-tial new customers a catalogue of its standard products. Omnirel management has focused its marketing effort in the United States where nineteen independent sales representatives are coordinated by Omnirel's sales management. Key accounts are also covered by area managers in each sales region. Six representatives/distributors are currently in place in Europe marketing Omnirel's products.

   Omnirel's customers are primarily major electronic equipment and systems manufacturers such as General Electric, Loral, Bendix, Hamilton-Standard, Hughes Aircraft, Boeing, Texas Instruments, Raytheon and Motorola. Sales of various products to General Electric representing multiple industrial and military/aerospace programs at four separate locations aggregated 65% of Omnirel's sales revenues for fiscal year 1995 of which a single project accounted for approximately 63% of 1995 sales. Based upon orders already placed, sales to General Electric are expected to represent a significant portion of Omnirel's fiscal 1996 sales. The Company expects that the current General Electric orders will be filled during the first three quarters of fiscal 1996, and while additional sales to such customer are likely, revenues from General Electric are expected significantly to decline over the next several years. The amount of the decline is depen-dent upon factors such as the level of General Electric's business, whether Omnirel continues as General Electric's sole source supplier and whether Omnirel can produce the products required by General Electric based upon changing technology. Arrow Electronics is Omnirel's exclusive distributor of its single and multi-chip semiconductor devices for a period ending December 31, 1996.

   Omnirel's customers outside the United States and export sales outside the United States are as follows:
                  (000's omitted)
                                      1995  1994   1993
                                      ----  ----   ----

        Canada                        $ 67  $ 89  $  --

        Europe                         172   183    249

        Mid East (Israel)               99    30     24

        Far East (Japan)                12     5      4

        South Pacific                   12   151     44
                                        --   ---     --
        (Australia)

             Total                    $362  $458   $321
                                      ====  ====   ====

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


   Omnirel's backlog on June 30, 1995 was $15,900,000; $9,100,000 of which is accounted for in the order from General Electric. Approximately 90% of the backlog is deliverable over the next 12-month period.

   For the fiscal years 1995, 1994, and 1993 Omnirel did not enter into any contracts with either customers of the United States Government or any agency of the United States Government. Omnirel sells its products to subcontractors of certain government agencies through customer purchase orders. Cancellation of purchase orders from time to time is customary in the power hybrid component industry. Under standard industry practices, in the event of cancellation, Omnirel is entitled to reimbursement of costs incurred and a reasonable profit for work performed prior to the cancel-lation.

   The sale of Omnirel products is not seasonal. However, the timing of sales to Omnirel's principal customer was concentrated predominantly in the fourth quarter, and to a lesser extent the third quarter, of fiscal 1995.

Supplier and Materials Used
---------------------------

   Unpackaged semiconductors, in chip form and other components such as capacitors and resistor chips or surface mount devices, metal and plastic packages and ceramic materials are used by Omnirel in the manufacture of its products. These materials and components, none of which are presently in short supply, are purchased from time to time on the open market, and Omnirel has no long term commitments for their purchase. Omnirel is not dependent on any one supplier for a primary material. Omnirel has agreements with a number of premier semiconductor manufacturers which allow Omnirel to buy products directly from such manufacturers. These agreements allow Omnirel to be apprised of technological advances and developments.

Product Warranty
----------------

   Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. Omnirel's liability for defective products is limited solely to replacement thereof upon receipt from the customer of notice of breach of warranty within periods varying between three (3) and twelve (12) months of the date of shipment, depending upon the product.

Patents, Trademarks and Licenses
--------------------------------

   Omnirel does not possess any patents for proprietary manufacturing processes. Omnirel believes, however, that its proprietary processes and product technologies are such that they give it a unique position in the design and manufacture of power semiconductor hybrids and multi-chip modules using semiconductor assembly technology. The Omnirel name and logo are unique trademarks. While Omnirel considers that in the aggregate its trademarks are important in its operation, it does not consider that one or any group of trademarks is of such importance that termination could materially affect its business. TACTech maintains copyright protection for its computer software and claims

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

proprietary trade secret protection through customer licensing agreements.

Inventory
---------

   Omnirel follows industry standards for procurement, sale and return of its inventory. Materials are procured based upon purchase orders which have standard terms and conditions including the right of return for inferior quality or non-compliance with purchase order terms. Omnirel inventory is maintained at its principal place of business in storage facilities with temperature and humidity controls. Omnirel stocks inven-tory for standard products, and for certain of its custom products.

Environmental Compliance
------------------------

   Omnirel does not use hazardous materials in its manufacturing process nor does the manufacturing process result in the discharge of potentially hazardous material. Omnirel does not expect to incur significant expen-ditures relating to environmental compliance.

Research and Development
------------------------

   Generally, Omnirel's research and development expenditures involve engineering and design of custom products for specific applications, development of new packaging techniques and development of packaging for new semiconductor devices. Research and development expenditures for the fiscal years ended June 30, 1995, June 30, 1994 and the nine months ended June 30, 1993 were $1,055,000, $841,000 and $808,000, respectively or 4.7%,
7.3% and 1.5% of sales in the respective periods.

Employees
---------

   As of June 30, 1995, Zing had 157 employees, 102 of whom were employed by Omnirel in a manufacturing capacity and 34 in clerical, administrative, engineering or sales positions at Omnirel. The Company employs five people in executive or administrative functions, and TACTech employs four computer programmers and an additional 12 persons in clerical, sales, customer support and administrative roles. None of Zing's employees are covered by a collective bargaining agreement.

   In March 1995, in exchange for Omnirel's president's shares of Omnirel common stock and his release of his rights to participate in Omnirel's Management Incentive Rights Plan ("MIRP"), Omnirel granted its president options to purchase up to an aggregate of 100,000 shares of Omnirel's common stock pursuant to Omnirel's 1995 Non-Qualified Stock Option Exchange Plan. Also in March 1995 and concurrently with the grant of options to Omnirel's president, Omnirel granted to other executive employees options to purchase up to an aggregate of 34,000 shares of Omnirel's common stock pursuant to Omnirel's 1995 Non-Qualified Stock Option Plan in exchange for their MIRP rights. Such options were issued with exercise prices equal to or greater to the then fair market value of the Omnirel common stock underlying such options. As a result of such exchange of shares and the option grants described above, Zing's direct ownership of Omnirel's outstanding shares increased from approximately 96% to approximately 98%; and, on a fully diluted basis, Zing's ownership of Omnirel could be reduced to approximately 84%.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2 - PROPERTIES

   The Company leases 750 square feet at a modern office building located in Valhalla, New York, where it maintains its executive offices. The Company pays an annual rent of $15,000 for the Valhalla space. The lease term expires on October 31, 1996. The Company uses all of the leased space.

   Omnirel owns a 6.5 acre parcel of land with a 38,000 square foot, one story, modern facility located in Leominster, Massachusetts, where Omnirel manufactures its products in a clean-room environment. Omnirel's processes are certified to MIL-STD 1772 and registered to ISO 9001. Approximately 12,000 square feet of the Company's facility is rated and certified as a class 10,000 clean-room environment. This location houses all of the operations of Omnirel. This clean room facility is equipped with design, manufacturing, electrical test and environment screen equipment which are state-of-the-art. Substantially all of Omnirel's facility is productively in use.

   TACTech is currently leasing a facility in Yorba Linda, California from Arrow Electronics on a month-to-month basis at a cost of $3,500 per month. Approximately 40% of TACTech's facility is in productive use.

   The Company does not currently have a formal policy in place specifical-ly addressing investments in real estate and real estate related products. However, the Company's general investment objectives are to invest a majority of its available funds in relatively low risk liquid investments or publicly traded securities and to achieve a maximum aggregate return comprised of both capital appreciation and income distributions consistent with such investments. Although such investments may include real estate and real estate related products, other than the real property described above, they currently do not. The Company can alter its investment policies and investment portfolio at anytime without shareholder consent.

ITEM 3 - LEGAL PROCEEDINGS

   None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  PART II

ITEM 5 -     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

    A. The Common Stock of the Company is traded on the National Market System (NMS) of NASDAQ, under the symbol ZING. The following table sets forth the high and low closing prices of the Company's Common Stock on the NMS for each quarterly period during the last two years.

---------------------------------------------------------------------------
                                                   High          Low
---------------------------------------------------------------------------

          1st quarter Fiscal Year '94             2 1/2          1 7/8
          2nd quarter Fiscal Year '94             2 1/4          1 5/8
          3rd quarter Fiscal Year '94             2 1/4          1 7/8
          4th quarter Fiscal Year '94             2 1/4          1 3/4

          1st quarter Fiscal Year '95             2 1/2          1 7/8
          2nd quarter Fiscal Year '95             2 1/16         6 3/4
          3rd quarter Fiscal Year '95             10 1/4         4 5/8
          4th quarter Fiscal Year '95             12 7/8         6 5/8

          1st quarter Fiscal Year '96             26 1/2         12 1/8


     B. There were 2,597,497 shares of Common Stock outstanding and 78 holders of record, and at least 895 beneficial owners of the shares as of September 27, 1995.

     C. No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1995 and 1994. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6 - SELECTED FINANCIAL DATA

                                                                                                 Nine Months    Year        Year
                                                                                                   Ended       Ended       Ended
                                                                       Year Ended September 30,   June 30,    June 30,    June 30,
                                                                  -----------------------------  ----------  ----------  -----------
                                                                       1991          1992        1993   (6)     1994        1995
                                                                  ------------------------------------------------------------------
                                                                                         (000's omitted, except per share data)
                                                                  ------------------------------------------------------------------
INCOME STATEMENT DATA
   Net Sales                                                      $    96,445      $    91,698   $  52,602   $  11,483   $  22,591
   Cost of goods sold                                                  73,822           70,439      40,624       6,637      13,073
                                                                  -----------      -----------   ---------   ---------   ---------
   Gross profit                                                        22,623           21,259      11,978       4,846       9,518
   Selling, general and administrative expenses (1)                    21,130           21,238      13,967       5,255       7,579
   Interest expense (2)                                                 1,857            2,397       1,443         286         148
   Interest and other income - net (3)                                    ---               --          --        (860)     (1,051)
   Income (loss) before income taxes and
     extraordinary item                                                  (364)          (2,376)     (3,432)        165       2,842
   Provision (credit) for income taxes                                    (64)            (215)         36           3         325
                                                                  -----------      -----------   ---------   ---------   ---------
   Income (loss) before extraordinary item                               (300)          (2,161)     (3,468)        162       2,517
   Extraordinary item (4)                                                 326               29        (155)         53          --
                                                                  -----------      -----------   ---------   ---------   ---------
      NET INCOME (LOSS)                                           $        26      $    (2,132)  $  (3,623)  $     215   $   2,517
                                                                  ===========      ============  ==========  =========   =========
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

PER SHARE DATA (5)
   Income (loss) before extraordinary item                        $     (0.11)$          (0.80)$     (1.25)$      0.06 $      0.94
   Extraordinary item                                                    0.12             0.01       (0.06)       0.02          --
                                                                  -----------      -----------   ---------   ---------   ---------
      NET INCOME (LOSS)                                           $      0.01 $          (0.79)$     (1.31)$      0.08 $      0.94
                                                                  ===========      ============  ==========  =========   =========

Weighted average shares outstanding                                     2,696            2,696       2,774       2,747       2,671
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                                              September 30,                  June 30,
                                                                  -----------------------------   ----------------------------------
                                                                       1991          1992           1993        1994        1995
                                                                  -----------------------------   ----------------------------------
BALANCE SHEET DATA
   Working capital                                                $    20,632   $       18,541       6,228 $     3,878 $     6,218
   Total  assets                                                       50,868           43,710      32,264      18,360      22,185
   Long-term obligations                                               14,875           14,431          --         626         741
   Stockholders' equity                                                18,300           16,168      12,540      12,424      15,129


(1) Includes provision for doubtful accounts, depreciation and amortization of property, plant  and equipment.
(2) Includes amortization of deferred note issuance costs for the years ended 1991, 1992, the nine months ended 6/30/93, and the year ended 1994.
(3) Includes interest income, dividend income, realized and unrealized losses on marketable securities amortization of the non-compete agreement, and the recognition of a permanent impairment of a non marketable security.
(4) A gain (loss) from the extinguishment of debt, net of income taxes for 1990 through 1994.
(5) Per share data represents income (loss) per common and common equivalent share.  See Note A to Consolidated Financial Statements for additional information regarding per share data.
(6) During 1993 the Company sold the net assets of its high reliability electronic component distribution business to Arrow Electronics, Inc.  See Note B to Consolidated Financial Statements. The Company
       changed it's fiscal year from September 30th to June 30th during the same period.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the period indicated the percentage relationship to net sales of certain items from the Company's consolidated statements of operations.


                                                  Year       Year    Nine Months
                                                 Ended       Ended      Ended
                                                June 30,    June 30,   June 30,
                                                  1995       1994       1993
                                                  ----       ----       ----

Net Sales . . . . . . . . . . . . . . . . . .    100.0%      100.0%     100.0%
Cost of goods sold  . . . . . . . . . . . . .     57.9        57.8       77.2
                                                 -----       -----      -----
Gross profit  . . . . . . . . . . . . . . . .     42.1        42.2       22.8
Selling, general and
   administrative expenses  . . . . . . . . .     28.1        38.9       24.9
Depreciation and amortization of
   property, plant and equipment  . . . . . .      5.5         6.9        1.7
Interest expense and amortization of
   deferred note issuance costs . . . . . . .       .6         2.5        2.7
Interest and other income - net   . . . . . .      4.7         7.5        ---
                                                 -----       -----      -----
Income (loss) before income taxes and
   extraordinary item . . . . . . . . . . . .     12.6         1.4       (6.5)
Provision for income taxes  . . . . . . . . .      1.4         ---         .1

                                                 -----       -----      -----
Income (loss) before extraordinary item   . .     11.2         1.4       (6.6)
Extraordinary item  . . . . . . . . . . . . .      ---          .5        (.3)
                                                 -----       -----      -----

Net income (loss) . . . . . . . . . . . . . .     11.2%        1.9%      (6.9%)
                                                  =====       =====       ====


Results of Operation - Fiscal 1995 Compared to Fiscal 1994
----------------------------------------------------------

   The Company reported income of $2,517,000 or $.94 per share for the fiscal year ended June 30, 1995 as compared to income before extraordinary items of $162,000 or $.06 per share for the fiscal year ended June 30, 1994. This increase is principally a reflection of the increased profitability of the business of its one material subsidiary, Omnirel.

   Consolidated net sales increased to $22,591,000 during the fiscal year ended June 30, 1995 from $11,483,000 for the comparable period. Omnirel's net sales in the 1995 fiscal year accounted for 95% of consolidated net sales as compared to 92% of consolidated net sales in the 1994 fiscal year. The balance of consolidated net sales in each period is attributable to operation of the Company's TACTech subsidiary.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

   Net sales from the Company's Omnirel subsidiary increased 102% for the fiscal year ended June 30, 1995 thereby accounting for the significant increase in consolidated revenues for the reporting period.

   The growth in Omnirel's net sales was largely as a result of an ongoing order placed by General Electric for multi-chip power module systems containing power hybrid componentry. These orders accounted for 63% of Omnirel's fiscal 1995 sales compared to 16% for the comparable period.

   Net sales in TACTech increased approximately 37% in the fiscal 1995 period compared to the 1994 period due principally to an increase in the subscriber base and a United States Department of Defense contract.

   Consolidated gross profit for the fiscal year ended June 30, 1995 was $9,518,000 as compared to $4,846,000 for the comparable fiscal period. Omnirel's cost of goods sold increased comparably to net sales and remained essentially constant as a percentage of net sales as the increased ef-ficiency in usage of manufacturing facilities offset an increase in material costs and applicable reserves.

   As a result of the increase in revenues, selling and general and administrative expenses decreased to 28.1% of revenues for the fiscal year ended June 30, 1995 compared to 38.9% for the comparable period. The 28.1% ratio was achieved after $391,500 of expenses were incurred in the third quarter of the 1995 fiscal year relating to the abandonment of a proposed restructuring of the Company in which stock of TACTech and Omnirel would have been distributed to shareholders of the Company.

   The Company also recorded an increase in depreciation and amortization expense in the amount of $386,000 due to a change in estimate of the useful lives of certain machinery and equipment owned by Omnirel due to Omnirel's accelerated and additional use of its machinery and equipment in manufac-turing.

   Interest expense declined approximately 50% during the fiscal year 1995 principally due to the Company's retirement in 1994 of all of its Senior Subordinated Notes, partially offset by an increase in interest charges during the 1995 fiscal year related to other borrowings of the Company and Omnirel.

   Interest and other income increased approximately 25% during the 1995 fiscal year principally due to interest and dividend income and the fact that net realized and unrealized gain on marketable securities amounted to $27,000 in fiscal 1995 as compared to net realized and unrealized losses of $74,000 in marketable securities for fiscal 1994.

   Provision for income taxes in fiscal 1995 in the amount of $325,000 was after giving effect to the Company's utilization of $3,000,000 of the Company's net operating losses and the related release of valuation allowances previously established for such losses. In fiscal 1994, the Company adopted FASB 109 "Accounting for Income Taxes." Pursuant to FASB 109, the Company recorded a deferred tax asset, a deferred tax liability and a valuation allowance account which resulted in the provision for income taxes in fiscal 1994 in an amount of only $3,000. See Note G of the Consolidation Financial Statements.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operation - Fiscal 1994 Compared to Nine Months Ended June 30, 1993
------------------------------------------------------------------------------

   Effective April 30, 1993, Zing sold to Arrow Electronics, Inc. the net assets of its high reliability electronic component distribution and value-added service businesses operated under the name "Zeus" ("Sold Business"). The purchase price was $24,254,000. This represents a premium of ap-proximately $3,000,000 over the net book value of the assets being transferred which represents the value paid for a non-compete agreement. Zing is also entitled to receive, three years from the closing of the Arrow sale, up to $2,000,000 from Arrow as additional purchase price depending on the performance of Arrow's high reliability electronic components and value-added business.

   Since the disposition of the Sold Business, the Company's operations are principally a reflection of the business of its one significant subsidiary, Omnirel. The Company also changed its fiscal year at that time to June 30. As a consequence of these two changes, management's discussion of the Company's results of operations are not directly comparable from fiscal period to fiscal period. To facilitate understanding of the comparative results of the Company's ongoing operations, operations of the Company excluding the Sold Business, as well as operations of the Company on a fully consolidated basis, are described where practical.

   The Company reported income before extraordinary items of $162,000 or $.06 per share, for the twelve month period ended June 30, 1994. For the nine month transitional fiscal year ended June 30, 1993, which included results for seven of those months attributable to the Sold Business, the Company sustained a loss before extraordinary items of $3,468,000 or $1.25 per share.

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

   The improvement in 1994 fiscal year operating results compared to 1993 is due to a combination of a greatly reduced loss at Omnirel resulting from improved sales and gross profit margins and the elimination of the losses attributable to the Sold Business. Omnirel sustained a net loss of $440,000 (including the allocation of $150,000 of administrative overhead) in the 1994 fiscal year, compared to a net loss of $1,773,000 in the prior nine month period.

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

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

primarily to Omnirel's improvement in net sales without a comparable increase in fixed costs, as well as to the elimination of less profitable sales of Sold Business products.

   Selling, general and administrative expenses were $4,465,000 for the 1994 period and, excluding the Sold Business, $3,001,000 for the June 30, 1993 fiscal period. While Omnirel's expenses declined from 1993 to 1994 as a percentage of its net sales, the company's increased as a percentage of sales on a consolidated basis. The Company's net sales declined much more sharply, because of the elimination of the Sold Business in 1993, than did consolidated selling expenses. Corporate overhead is therefore allocated in 1994 against a smaller revenue base than in 1993.

   Interest expense declined in 1994 compared to 1993 as a result of the redemption by the Company of its Senior Subordinated Notes.

   As of July 1, 1993, the Company adopted FASB Statement No. 109, "Accou-nting for Income Taxes". This standard requires companies to change the method of accounting for income taxes from the deferred to the liability method. As permitted under the statements, the Company has elected not to restate the financial statements of prior years. The adoption of FASB Statement No. 109, on the 1994 year's operations is discussed in Note G to the Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

   In the 1995 fiscal year, the Company employed most of its cash and cash equivalents in the acquisition of marketable securities. Omnirel's operations in fiscal 1995 were funded from internally generated cash and available bank lines of credit. During the 1995 fiscal year, Omnirel reduced its intercompany debt owed to the Company by $1,930,000.

   In the 1994 fiscal year, the Company employed most of its cash and cash equivalents, which were the proceeds of the 1993 sale of the Sold Business to Arrow, to redeem its remaining Senior Subordinated Notes and to acquire marketable securities. Omnirel's operations, however, are funded from internally generated cash, from intercompany borrowing, and from available bank lines of credit.

Impact of Inflation
-------------------

   Inflation did not have significant impact on the operations of the Company for all periods presented.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Zing Technologies, Inc.
Valhalla, New York


   We have audited the consolidated financial statements and the financial statement schedule of Zing Technologies, Inc. and subsidiaries listed in the accompanying index to the financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Zing Technologies, Inc. and subsidiaries at June 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years ended June 30, 1995 and June 30, 1994 and the nine months ended June 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note G to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.

                                 ERNST & YOUNG LLP
September 12, 1995
White Plains, New York

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                            June 30,  June 30,
                                                              1994     1995
                                                              (000's omitted)
                                                          --------------------
                          ASSETS
Current Assets
   Cash and cash equivalents                              $     182 $   1,366
   Marketable securities - Note I                             1,477     1,489
   Accounts receivable, less reserves of
      $97 and $66, respectively                               2,384     3,533
   Inventories - Note D                                       2,391     3,817
   Prepaid expenses                                             233       248
   Other current assets                                         221       380
                                                          --------- ---------
Total Current Assets                                          6,888    10,833
                                                          --------- ---------

Property, Plant and Equipment - Note E                        8,178     9,028
   Less accumulated depreciation and amortization             3,046     4,427
                                                          --------- ---------
                                                              5,132     4,601
Marketable Securities - non-current - Note I                  3,179     3,787
Deferred Income Taxes, net of valuation allowance - Note G 1,255 1,284 Excess of Cost Over Assets Acquired, net of
   amortization of $715 and $868, respectively                1,821     1,668
Other Assets                                                     85        12
                                                          --------- ---------
      TOTAL ASSETS                                        $  18,360 $  22,185
                                                          ========= =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                       $   1,383 $   2,035
   Accrued expenses                                             357     1,566
   Accrued compensation expense                                 300       524
   Short positions in marketable equity securities              447
   Due to broker                                                367       259
   Current portion of long-term obligations                     156       231
                                                          --------- ---------
Total Current Liabilities                                     3,010     4,615
Long-Term Obligations, less current portion - Note F            626       741
Deferred Income - non-compete agreement                       2,300     1,700
Stockholders' Equity - Note H
   Common Stock, par value $.01 per share: Authorized
      12,000,000 shares; issued 2,695,571 shares as of
      June 30, 1994, and 2,797,415 issued as of
      June 30, 1995.                                             27        28
   Additional paid-in capital                                13,146    13,466
   Note receivable from stockholder                            (250)     (250)
   Net unrealized loss on noncurrent
     marketable securities - Note I                            (288)
   Retained earnings (deficit)                                 (163)    2,354
   Less: treasury shares at cost
      (14,100 shares - 1994; 199,918 shares - 1995)             (48)     (469)
                                                          --------- ---------
                                                             12,424    15,129
                                                          --------- ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  18,360 $  22,185
                                                          ========= =========


               See notes to consolidated financial statements
                                    16

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Nine months
                                                               ended June 30,        Year ended June 30
                                                                        1993        1994             1995
                                                             ------------------    ---------------------------
                                                                   (000's omitted, except per share data)
Net sales                                                          $  52,602       $   11,483       $  22,591
Cost of goods sold                                                    40,624            6,637          13,073
                                                             ---------------       ----------       ----------
Gross profit                                                          11,978            4,846           9,518

Selling, general and administrative expenses                          13,080            4,465           6,347
Depreciation and amortization of property, plant & equipment             887              790           1,232
Net interest expense and amortization of deferred
   note issuance costs                                                 1,443              286             148
Interest and other income - net                                                          (860)         (1,051)
                                                             ---------------       ----------       ----------
Income (loss) before income taxes and extraordinary item              (3,432)             165           2,842
Provision for income taxes                                                36                3             325
                                                             ---------------       ----------       ----------
Income (loss) before extraordinary item                               (3,468)             162           2,517
Extraordinary item - gain (loss) from extinguishment of debt            (155)              53        ---
                                                             ---------------       ----------       ----------
Net income (loss)                                                  $  (3,623)      $      215       $   2,517
                                                             ===============       ==========       ==========


Income (loss) per common and common equivalent share
        Income (loss) before extraordinary item                    $   (1.25)      $     0.06       $    0.94
        Extraordinary item                                             (0.06)            0.02        ---
                                                             ---------------       ----------       ----------
Net income (loss)                                                  $   (1.31)      $     0.08       $    0.94
                                                             ===============       ==========       ==========


Number of shares used in computation                               2,774,000        2,747,000       2,671,000
                                                             ===============       ==========       ==========
















                       See notes to consolidated financial statements.
                                           17

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
===================================================================================================================================

                                                                                                 Note
                                                                  Common Stock    Additional   Receivable    Retained
                                                              -----------------    Paid-in        from       Earnings    Treasury
(000'S Omitted)                                                 Share   Amount     Capital    Stockholder    (Deficit)      Stock
===================================================================================================================================
Balance at September 30, 1992                                   2,695      $27     $13,146      ($250)         $3,245
     Net loss                                                                                                  (3,623)
     Repurchase of Common Stock for Treasury                       (2)                                                        ($5)
===================================================================================================================================

Balance at June 30, 1993                                        2,693       27      13,146       (250)           (378)         (5)
     Net income                                                                                                   215
     Net unrealized loss on noncurrent
        marketable securities
     Repurchase of Common Stock for Treasury                      (12)                                                        (43)
===================================================================================================================================

Balance at June 30, 1994                                        2,681       27      13,146       (250)           (163)        (48)
     Net income                                                                                                 2,517
     Recognition of unrealized loss on non-current
        marketable securities
     Repurchase of Common Stock for Treasury                     (186)                                                       (421)
     Exercise of Warrants                                         102        1         320
===================================================================================================================================
Balance at June 30, 1995                                        2,597      $28     $13,466      ($250)         $2,354       ($469)
===================================================================================================================================





                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
========================================================================================================


                                                                   Net Unrealized               Total
                                                                   Loss on Noncurrent       Stockholders
(000'S Omitted)                                                    Marketable Securit        Equity
========================================================================================================
Balance at September 30, 1992                                                               $16,168
     Net loss                                                                                (3,623)
     Repurchase of Common Stock for Treasury                                                     (5)
========================================================================================================

Balance at June 30, 1993                                                                     12,540
     Net income                                                                                 215
     Net unrealized loss on noncurrent
        marketable securities                                              (288)               (288)
     Repurchase of Common Stock for Treasury                                                    (43)
========================================================================================================

Balance at June 30, 1994                                                   (288)             12,424
     Net income                                                                               2,517
     Recognition of unrealized loss on non-current
        marketable securities                                               288                 288
     Repurchase of Common Stock for Treasury                                                   (421)
     Exercise of Warrants                                                                       321
========================================================================================================
Balance at June 30, 1995                                                   $---             $15,129
========================================================================================================
                              See notes to consolidated financial statements.
                                                       18

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months
                                                                      Ended      Year Ended      Year Ended
                                                                     June 30,      June 30,        June 30,
                                                                       1993          1994            1995
                                                                   ------------------------------------------
                                                                                 (000's omitted)
                                                                   ------------------------------------------
                                                                                      <c
OPERATING ACTIVITIES
    Net income (loss)                                                $  (3,623)       $   215        $  2,517
   Adjusted to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                   1,268          1,165           1,534
         Amortization of non-compete agreement                            (100)          (600)           (600)
         Provision for losses on accounts receivable                        76             66             (10)
         Extraordinary (gain) loss                                         155            (53)            --
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                             (524)        (1,043)         (1,139)
            (Increase)  in inventories                                    (157)          (423)         (1,426)
            (Increase) decrease in prepaid expenses and
               other current assets                                     (1,498)         1,177            (174)
            Decrease in recoverable income taxes                           268                            --
            (Increase) in net deferred income taxes                                    (1,255)            (29)
            Decrease in other assets                                       230          1,511              73
            Increase (decrease) in accounts payable and
                accrued expenses including a reclassification
                 of long-term debt to current of $12,225,000
                 in 1993                                                16,216        (13,814)          1,530
                                                                   -----------     -----------     ----------
             Increase in other, net                                        205                            184
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                 12,516        (13,054)          2,460
INVESTING ACTIVITIES
Purchases of property and equipment                                       (961)          (381)           (850)
Net purchases of marketable securities                                      --         (4,944)           (332)
                                                                   -----------     -----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                     (961)        (5,325)         (1,182)
                                                                   -----------     -----------     ----------
FINANCING ACTIVITIES
   Proceeds from sale of high reliability distribution business         24,254                            --
   Proceeds from lines of credit and long-term
      borrowings including reclassification                                467            679             190
Reductions of lines of credit and long-term debt                       (20,056)                           --
Exercise of stock warrants                                                                                137
Repurchase of common stock for treasury                                     (5)           (43)           (421)
                                                                   -----------     -----------     ----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                  4,660            636             (94)
                                                                   -----------     -----------     ----------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                     16,215        (17,743)          1,184
Cash and cash equivalents at  beginning of year                          1,710         17,925             182
                                                                   -----------     -----------     ----------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  17,925        $   182        $  1,366
                                                                   ===========     ===========     ==========









                 See notes to consolidated financial statements

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------

   Business Segment Information: The Company operates primarily in one business segment - sales of high reliability power semiconductor multi-chip modules for use in military/aerospace and high-end industrial applications. The Company also markets a turnkey software package and database of pertinent component information. Prior to the sale described in Note B, the Company also distributed semiconductors and passive components.

   Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All sig-nificant intercompany accounts and transactions have been eliminated.

   Revenue Recognition: The Company recognizes sales at the time of shipment/services provided. Consistent with industry practice, Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. As of June 30, 1995, the Company has a $343,000 warranty reserve.

   Cash and Cash Equivalents: The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Marketable Securities: In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accou-nting for Certain Investments in Debt and Equity Securities, " effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

    As of the beginning of fiscal 1995, the Company adopted the provisions of Statement 115 and such adoption did not have a material impact on the Company's financial statements.


    Property, Plant and Equipment: Property, plant and equipment, including equipment

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         -----------------------------------------------------------------------


leased under capital leases, are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty five years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the improvements, whichever is shorter. The Company recorded an increase in depreciation and amortization expense in the amount of $386,000 due to a change in estimate of the useful lives of certain machinery and equipment owned by Omnirel due to Omnirel's accelerated and additional use of its machinery and equipment in manufacturing.


    Excess of Cost Over Assets Acquired: The excess cost over assets acquired is being amortized over fifteen years. The Company periodically reviews the carrying value of the excess of cost over assets acquired for recoverability in relation to future earnings.

    Net Income Per Common and Common Equivalent Share: Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the Common Stock equivalents of dilutive stock warrants.

Note B - Sale of High Reliability Distribution Business
         ----------------------------------------------

    As of April 30, 1993, the Company sold its high reliability distribution business to a subsidiary of Arrow Electronics Corp. for an approximate net book value of $21,254,000 plus $3,000,000 for a five year non-compete agreement, which the Company will amortize ratably. All operations of the division are included in the Company's financial statements through the date of sale.

    The assets and liabilities sold to Arrow are as follows:
                                                         (000's omitted)

    Accounts receivable, net  . . . . . . . . . . . .       $12,596
    Inventories . . . . . . . . . . . . . . . . . . .        13,175
    Deferred taxes  . . . . . . . . . . . . . . . . .           168
    Prepaid expenses and other current assets . . . .           287
    Fixed assets, net . . . . . . . . . . . . . . . .         1,772
    Other assets  . . . . . . . . . . . . . . . . . .           447
    Accounts payable and accrued expenses . . . . . .        (6,503)
    Other liabilities . . . . . . . . . . . . . . . .          (594)
    Long-term debt  . . . . . . . . . . . . . . . . .           (94)
                                                             ------
                                                            $21,254
                                                             ======

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         ----------------------------------------------


The summarized results of operations sold were:


                                                   Nine Months Ended
                                                     June 30, 1993
                                                    (000's omitted)
                                                    ---------------
    Sales   . . . . . . . . . . . . .                $46,190
    Gross profit  . . . . . . . . . .                  9,814
    Loss before income taxes  . . . .                  1,613


Note C - Acquisition
         -----------


    On June 26, 1991, the Company acquired substantially all (approximately 96%) of the issued and outstanding shares of common stock of Omnirel Corporation ("Omnirel").

    Under the terms of certain shareholder agreements, Omnirel has agreed to and, in certain instances, may be required to repurchase the minority shareholders' interest in Omnirel, at a formula price based on the fair value, as defined, of the Omnirel stock or earnings. In addition, Omnirel established an Incentive Rights Plan ("Rights") whereby various members of management have been granted rights, contingent upon attaining certain earnings levels or other events, to appreciation in the market value of 20% of the Omnirel's common stock, as defined, subject to certain forfeiture and adjustment provisions. The Rights were terminated in the 1995 fiscal year.

    In connection with the acquisition, the Company loaned $250,000 to an officer/director of Omnirel and the Company, to purchase Common Stock of the Company on the open market, in exchange for a non-interest bearing note. The note is due July 1, 2001, is secured by the Company's Common Stock, and is classified as a reduction of equity. Subsequent to June 30, 1995, $80,000 of this note was repaid. The Company also loaned the officer/director $300,000 ($60,000 balance at June 30, 1995) in exchange for a non-interest bearing note due in five equal annual installments, commencing June 26, 1992, with interest imputed at an effective annual rate of 9%.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Note D - Inventories
         -----------

Inventories consist of the following:

                                   June 30, 1994       June 30, 1995
                                   ------------------  --------------------
                                                 (000's omitted)
                                   ----------------------------------------

Raw materials . . . . . . . . .       $ 1,341              $ 2,110
Work in process . . . . . . . .           769                1,195
Finished goods  . . . . . . . .           281                  512
                                       ------               ------
                                      $ 2,391              $ 3,817
                                       ======               ======

Note E - Property, Plant and Equipment
         -----------------------------

Property, plant and equipment consists of:


                                   June 30, 1994       June 30, 1995
                                   ------------------  --------------------
                                                 (000's omitted)
                                   ----------------------------------------

Land  . . . . . . . . . . . . .       $   300               $  300
Building  . . . . . . . . . . .         2,572                2,572
Equipment   . . . . . . . . . .         4,398                5,033
Furniture and fixtures    . . .           381                  541
Leasehold improvements  . . . .           527                  582
                                      -------               ------
                                      $ 8,178               $9,028
                                      =======               ======


Note F - Long-term Obligations
         ---------------------

Long-term obligations consists of the following:


                                   June 30, 1994       June 30, 1995
                                   ------------------  --------------------
                                                 (000's omitted)
                                   ----------------------------------------



Note payable to bank (a)  . . .        $ 782               $ 972
Less current portion  . . . . .          156                 231
                                         ---                 ---
                                       $ 626               $ 741
                                       =====               =====

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         ---------------------


Footnote (a) to table on prior page -- Omnirel has $972,000 outstanding against the equipment line of credit at June 30, 1995. Interest is payable at the bank's prime rate plus 3/4% (10 1/2% at June 30, 1995). The bank has a security interest in the equipment purchased (which has a carrying amount of $1,472,000 at June 30, 1995). The new debt included a $300,000 line of credit payable on demand and a $1,200,000 equipment line of credit payable over five years from respective draw downs with interest at the bank's prime rate plus 1 1/2%. The annual payment requirements for long-term obligations subsequent to June 30, 1995 are as follows:

                         1996              $231
                         1997               230
                         1998               231
                         1999               230
                         2000                50

   The Company made interest payments of $1,003,000 during the nine months ended 1993 and $286,000 during the year ended 1994 and $148,000 during the year ended 1995.

   In fiscal 1993, the Company repurchased $1,600,000 face value of its 12 1/4% Senior Subordinated Notes for $1,548,000 and wrote off $25,000 in corresponding deferred note issuance cost. Further, the Company repur-chased the remainder of the bonds ($11,650,000), and in connection therewith wrote off the balance of the deferred financing costs resulting in an extraordinary charge of $155,000 (1993) and realized an extraordinary credit of $53,000 (1994).

Note G - Income Taxes
         ------------

   As of July 1, 1993, the Company adopted FASB Statement No. 109, "Accou-nting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect when the difference originated.

   At June 26, 1991 Omnirel had available approximately $6,230,000 of net operating loss carryforwards for Federal income tax purposes. As a result of the adoption of Statement No. 109, the excess of cost over assets acquired was reduced by approximately $1,275,000.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         ------------


   Omnirel's net operating loss carry forwards for federal income tax purposes of approximately $4,100,000 at June 30, 1995 expires through 2007, subject to annual limitations under Section 382 of the Internal Revenue Code.

Income tax provision consists of the following:

                                      Nine Months    Year        Year
                                        Ended       Ended       Ended
                                       June 30,    June 30,    June 30,
                                         1993        1994       1995
                                         ----        ----       ----
                                      ---------------------------------
                                                (000's omitted)
                                      ---------------------------------

Current:   Federal  . . . . . . . .     $ --          $ --       $266
           State  . . . . . . . . .       36            --         88
Deferred:  Federal  . . . . . . . .       --             3        (29)
           State  . . . . . . . . .       --            --         --
                                         ---           ---        ---
                                        $ 36          $  3       $325
                                        ====          ====       ====

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         ------------


     The reasons for the difference between total tax provisions and the amounts computed by applying the statutory Federal income tax rate to pre-tax income
(loss) are as follows:


                                               Nine Months    Year        Year
                                                 Ended       Ended       Ended
                                                June 30,    June 30,    June 30,
                                                  1993        1994       1995
                                                  ----        ----       ----
                                               ---------------------------------
                                                         (000's omitted)
                                               ---------------------------------

Statutory Federal income tax rate (34%) . . . .   (1,220)    $74         $966
Net operating loss utilization  . . . . . . . .       --      --           --
Additional net operating losses   . . . . . . .    1,047      --
State income tax net of  Federal tax benefit  .       23      17           59
Adjustment to valuation allowance   . . . . . .       --    (154)        (927)
Adjustment to deferred income taxes . . . . . .       --      --          193
Foreign sales corporation benefit   . . . . . .       (8)     --
Permanent differences resulting from
  purchase accounting . . . . . . . . . . . . .      174      52           52
Entertainment expense disallowance  . . . . . .       15      12           34
Non-deductible insurance premiums . . . . . . .       --      13           19
Non-deductible capital losses . . . . . . . . .       --      39           --
Tax exempt dividends  . . . . . . . . . . . . .       --     (65)        (100)
Other-net . . . . . . . . . . . . . . . . . . .        5      15           29
                                                     ---     ---         ----

                                                    $ 36     $ 3         $325
                                                    ====     ===         ====

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         ------------

        Deferred income taxes reflect the net tax effect of temporary differen-ces between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:


                                  June 30, 1994   June 30, 1995
                                  -------------   -------------
                                         (000's omitted)


 Net operating losses              $2,778          $1,394
 Non-compete agreement                782             578

 Purchase accounting bases
   difference                        (578)           (300)
 Warranty reserves                    ---             117

 Inventory reserves                   ---             155

 Unrealized loss on marketable
   securities                         ---             105
 Other                                ---              35
                                     ----            ----

 Gross deferred tax asset           2,982           2,084
 Valuation allowance               (1,727)           (800)
                                    -----           -----

 Net deferred tax asset            $1,255          $1,284
                                    =====           =====

   The net change in the valuation allowance for the year ended June 30, 1995 was a decrease of $927,000 resulting from the current year utilization of net operating loss carryforwards.

   The Company made no Federal income tax payments during 1993, 1994 or 1995.


Note H - Stockholders' Equity
         --------------------

   In the years ended June 30, 1993, 1994 and 1995, the Company purchased for its treasury 2,600 shares (1993), 11,500 shares (1994) and 185,818 shares (1995)
of its Common Stock at an aggregate purchase price of $5,200 (1993), $43,125
(1994) and $421,090 (1995) or an average price of $2.00 per share (1993), $3.75 per share (1994) and $2.27 per share (1995).

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         --------------------


Warrant activity is as follows:                    Warrants        Price
                                                   --------        -----
Outstanding at June 30, 1993, and 1994              199,318        $1.34
Exercised                                         (101,844)        $1.34
                                                  ---------
Outstanding at June 30, 1995                         97,474        $1.34
                                                    =======


     As a result of the issuance of options to purchase Omnirel common stock to Omnirel employees in fiscal 1995, as of June 30, 1995, the Company's ownership of Omnirel could be reduced to approximately 84% upon the exercise of such options.


Note I - Marketable Equity Securities
         ----------------------------

     For the years ended June 30, 1995 and June 30, 1994, equity securities were carried at market. Marketable equity securities included in current and non-current assets had a cost of $1,528,000 and $3,785,000, respectively, as of June 30, 1995. As of June 30, 1994, the cost of the current and non-current marketable equity securities was $1,539,000 and $3,467,000, respectively. During fiscal 1994, the Company engaged in short selling which obligated the Company to replace the securities borrowed by purchasing the identical securities at its then current market value.

     Net realized gains of $357,000 and losses of $74,000 on the sale of marketable securities were included in the determination of net income for the years ended June 30, 1995 and 1994, respectively. The cost of securities sold was based on the first-in first-out method.

     For the year ended June 30, 1995, net unrealized losses of $335,000 were charged to income of which $307,000 was recorded during the fourth quarter of fiscal 1995 as a reduction in the market value of the non-current marketable equity securities portfolio which reduction was deemed to be other than temporary.

     To reduce the carrying amount of the current marketable equity securities to market, which was lower than cost at June 30, 1994, a valuation allowance of $42,000 (including gross gains of $32,000) was established with a corresponding charge to net income. To reduce the carrying amount of the non-current marketable equity securities to market, which was lower than cost at June 30, 1994, a valuation allowance in the amount of $288,000 was established by a charge to stockholders' equity.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


Note J - Employee Benefit Plan
         ---------------------

     The Company has a deferred compensation program for all employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the program the contributions to be made by the Company are at the discretion of the Board of Directors of the Company and were $4,988 for 1995, $11,000 for 1994 and $17,000 for 1993. The Company does not maintain post-retirement benefit plans.

Note K - Leases
         ------

     The Company has a noncancellable lease expiring October 31, 1996 at an annual rate of $15,000. As of June 30, 1995 the company had no other sig-nificant operating leases.

Rental expense for all operating leases consisted of:

                                      1993        1994        1995
                                      ----        ----        ----
                                            (000's omitted)

Rental expense                        $872       $  35       $  57
Sublease income                       (20)          --          --
                                      ----          --          --
Net rental expense                    $852       $  35       $  57
                                      ====       =====       =====


     The Company leased certain equipment under capital leases which expired in fiscal 1994. The equipment under the capital leases had a cost of approximately $128,000 as of June 30, 1993 and a net book value of approximately $49,000 as of the same date.


Note L - Research and Development
         ------------------------

     During 1993, 1994 and 1995, research and development expenditures were $808,000, $841,000 and $1,055,000 respectively.


Note M - Foreign Sales
         -------------

     Export sales to unaffiliated customers in foreign countries (primarily Canada and Western Europe) as a percentage of net sales were 15% for the nine months ended June 30, 1993, 4% for the year ended June 30, 1994, and 2% for the year ended June 30, 1995.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



Note N - Concentration of  Credit Risk
         -----------------------------

     Sales to one customer aggregated 61% of the net sales of the Company for fiscal 1995. Sales to two customers aggregated 17% and 11% respectively of the net sales of the Company for fiscal 1994. As of June 30, 1995 and June 30, 1994, amounts due from these customers aggregated $2,414,000 and $909,000, respectively.


Note O - Related Party Transactions
         --------------------------

     During the nine months ended June 30, 1993, the years ended June 30, 1994 and 1995, the company incurred costs for legal services rendered by a law firm (a principal of which is a member of the Board of Directors of the Company) amounting to $390,000, $54,000 and $347,000 respectively.


ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                              1995 Fiscal Quarters
                                                                  ----------     ----------    ---------    ---------  ---------
                                                                      First         Second       Third        Fourth      1995
                                                                  ----------     ----------    ---------    ---------  ---------
                                                                              (000's omitted, except per share data)
                                                                  ----------     ----------    ---------    ---------  ---------
Net sales                                                         $   3,374      $   3,580     $  5,832     $  9,805   $  22,591
Gross profit                                                          1,330          1,476        2,694        4,018       9,518
Total selling, general and administrative expenses                    1,380          1,469        2,489        2,241       7,579
Interest expense and amortization of deferred note
   issuance costs                                                        22             45           59           22         148
Interest and other income - net                                         270            256          353          172       1,051
Income before income taxes                                              198            218          499        1,927       2,842
Provision for income taxes                                                3              3           96          223         325
                                                                  ---------      ---------     --------     --------   ---------
Net income                                                        $     195      $     215     $    403     $  1,704   $   2,517
                                                                  ---------      ---------     --------     --------   ---------
                                                                  ---------      ---------     --------     --------   ---------

Net income per share                                              $    0.08      $    0.08     $   0.15     $   0.63   $    0.94
                                                                  ---------      ---------     --------     --------   ---------
                                                                  ---------      ---------     --------     --------   ---------
Number of shares used in computation                              2,572,875      2,642,857    2,666,830    2,680,572   2,670,511

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              1994 Fiscal Quarters
                                                                  ----------     ----------    ---------    ---------  ---------
                                                                      First         Second       Third        Fourth      1994
                                                                  ----------     ----------    ---------    ---------  ---------
                                                                              (000's omitted, except per share data)
                                                                  ----------     ----------    ---------    ---------  ---------

Net sales                                                         $   2,697      $   2,747     $    2,844   $  3,195   $  11,483
Gross profit                                                          1,182          1,296          1,091      1,277       4,846
Total selling, general and administrative expenses                    1,304          1,430          1,183      1,338       5,255
Interest expense and amortization of deferred note
   issuance costs                                                       229             15             17         25         286
Interest and other income - net                                         263            249            192        156         860
Income (loss) before income taxes, extraordinary item                   (88)           100             83         70         165
Provision (credit) for income taxes                                      --             --             50        (47)          3
Income (loss) before extraordinary item                                 (88)           100             33        117         162
Extraordinary item                                                       53             --             --         --          53
                                                                  ---------      ---------     ----------   --------   ---------
Net income (loss)                                                 $     (35)     $     100     $       33   $    117   $     215
                                                                  ---------      ---------     ----------   --------   ---------
                                                                  ---------      ---------     ----------   --------   ---------

Income (loss) per share before extraordinary item                 $   (0.03)     $    0.04     $     0.01   $   0.04   $    0.06
Extraordinary item                                                     0.02             --             --         --        0.02
                                                                  ---------      ---------     ----------   --------   ---------
Net income (loss) per share                                       $   (0.01)     $    0.04     $     0.01   $   0.04   $    0.08
                                                                  ---------      ---------     ----------   --------   ---------
                                                                  ---------      ---------     ----------   --------   ---------
Number of shares used in computation                              2,755,247      2,755,447      2,747,246  2,747,246   2,747,246


                                                                 31

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


     Information required under this part will be incorporated by reference from the Company's definitive Proxy Statement or by amendment on Form 10-K/A, to be filed within 120 days following the end of the Company's June 30, 1995 fiscal year.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART IV

ITEM 14 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) AND (2)--LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements of Zing Technologies, Inc. and subsidiaries are included in Item 8:

   Consolidated balance sheets -- June 30, 1994 and 1995

   Consolidated statements of operations -- Year ended June 30, 1995 and June 30, 1994, and Nine months ended June 30, 1993

   Consolidated statements of stockholders' equity -- Year ended June 30, 1995, year ended June 30, 1994, and Nine months ended June 30, 1993

   Consolidated statements of cash flows -- Year ended June 30, 1995 and June 30, 1994, and Nine months ended June 30, 1993

   Notes to consolidated financial statements

 The following consolidated financial statement schedules of Zing Technologies, Inc. and subsidiaries are included in Item 10(d):

   Schedule II --  Valuation and qualifying accounts


 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  Exhibits required by Item 601 of Regulation S-K.


 (b) Reports on Form 8-K -- None.

 (c) Exhibits

   11 - Statement Re Computation of per share earnings -- Page 35


ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 COL. A                                                     COL. B                COL. C                COL. D       COL. E
                                                                                ADDITIONS
                                                         Balance at    Charged To     Charged To
                                                          Beginning    Costs and     Other Accounts-  Deductions-  Balance at End
Description                                               of Period     Expenses       Describe        Describe      of Period
                                                                                    (000's omitted)
Year Ended June 30, 1995
   Deducted from asset accounts:
      Allowance for doubtful accounts                          $97                                     $31 (1)         $66
     Valuation allowance - deferred tax asset                1,727                                     927 (2)         800
                                                            ------                                    ----            ----
                                                            $1,824                                    $958            $866
                                                            ======                                    ====            ====

Year Ended June 30, 1994
   Deducted from asset accounts:
      Allowance for doubtful accounts                          $72         $51                         $26 (1)         $97
     Valuation allowance - deferred tax asset                                         $1,727 (2)                     1,727
                                                               ---         ---        ------           ---          ------
                                                               $72         $51        $1,727           $26          $1,824
                                                               ===         ===        ======           ===          ======

Nine Months Ended June 30, 1993:
      Allowance for doubtful accounts                         $309         $76          $ --          $313 (1)(3)      $72
                                                              ====         ===          ====          ====             ===



(1) Uncollectible accounts written off, net of recoveries
(2) Amount offsets deferred tax asset.
(3) Amounts transferred as part of sale to Arrow Electronics




                                       34








ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           EXHIBIT II - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS


                                                                                      1993             1994         1995
                                                                                   --------------------------------------
                                                                                     (In Thousand, Except Per Share Data)
Average shares outstanding                                                           2,693            2,681        2,597
Net effect  of  dilutive stock options and warrants based
   on the treasury stock method                                                         81               66           74
                                                                                   --------------------------------------
   Shares used for computation                                                       2,774            2,747        2,671
                                                                                   --------------------------------------
                                                                                   --------------------------------------
Income (loss) before extraordinary item                                            ($3,468)            $162       $2,517

Extraordinary item (1)                                                               ($155)             $53          --

                                                                                   --------------------------------------
Net income (loss) used for computation                                             ($3,623)            $215       $2,517
                                                                                   --------------------------------------
                                                                                   --------------------------------------
Per share amount:
Income (loss) before extraordinary item                                             ($1.25)           $0.06        $0.94
Extraordinary item                                                                  ($0.06)           $0.02           --
                                                                                   --------------------------------------
   NET INCOME (LOSS)                                                                ($1.31)           $0.08        $0.94
                                                                                   --------------------------------------
                                                                                   --------------------------------------

(1) Represents a gain (loss) from the extinguishment of debt, net of income tax effect.














ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of September, 1995.

                        Zing Technologies, Inc.


                        By /s/ Robert E. Schrader
                          -----------------------
                        Name: Robert E. Schrader
                        Title: President, Chief Executive Officer
                        and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                          Date
       ---------                    -----                          ----

                           President, Chief Executive
/s/ Robert E. Schrader     Officer and Chairman of the      September 28, 1995
----------------------     Board
(Robert E. Schrader)      (Principal Executive Officer)

                           Treasurer and Director
/s/ Martin S. Fawer        (Principal Financial Officer)    September 28, 1995
-------------------
(Martin S. Fawer)



/s/ Deborah J. Schrader    Secretary and Director           September 28, 1995
-----------------------
(Deborah J. Schrader)


/s/ John F. Catrambone     Director                         September 28, 1995
----------------------
(John F. Catrambone)


                           Director                         September 28, 1995
------------------
(Laurence Higgitt)


/s/ Henry A. Singer        Director                         September 28, 1995
-------------------
(Henry A. Singer)