Form 10-K/A
period 1995-06-30
ZING TECHNOLOGIES INC
filed 1995-11-13
CIK 756055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1
(Mark One)

     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1995

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number                             0-14328
                      --------------------------------------------------------

                         ZING TECHNOLOGIES, INC.
---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             New York                                     13-2650621
----------------------------------------          -------------------------
   (State or other jurisdiction or                    (I.R.S. Employer
            organization)                            Identification No.)

     115 Stevens Avenue, Valhalla, NY                              10595
-------------------------------------------------------          ----------
     (Address of principal executive officers)                   (Zip Code)


Registrant's telephone number, including area code:        (914) 747-7474
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

                    Yes:  X                            No:
                        ------                            ------

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

                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names and ages of all Directors of the Company and nominees therefor, their positions with the Company, their term of office and their business background are set forth below:


                                                                     Director of
Name, Age, Principal Occupation, Other Directorships                 Zing Since
----------------------------------------------------                 -----------

JOHN F. CATRAMBONE, 55, has been President and Chairman of the          1986
Board of Omnirel Corporation, a manufacturer of power hybrid semiconductor devices since 1985. Omnirel has been a subsidiary of the Company since June 1991.

MARTIN S. FAWER, 61, became Chief Financial Officer and Treasurer       1984
in February 1988. From October 1984 to January 1988 Mr. Fawer was
Treasurer of the Company. He is also a director and serves as the Chief Financial Officer and Treasurer of Transition Analysis
Component Technology, Inc. and Omnirel, both subsidiaries of the Company. For more than five years, Mr. Fawer has been a principal of Fawer and Kupczyk, P.C. and its predecessors, certified public accountants.

LAURENCE W. HIGGITT, 48, has been employed by Stephen Rose & Partners, 1985 Limited, investment bankers, in London, England since 1984 and has been on its Board of Directors since 1985. Prior to 1984, he was a fund manager for Lazard Brothers & Co. Ltd., merchant bankers, London, England.

DEBORAH J. SCHRADER, 48, has been Secretary of the Company since its    1969
incorporation. She is also the Secretary and a director of Transition Analysis Component Technology, Inc., a subsidiary of the Company. She is the wife of Robert E. Schrader.

ROBERT E. SCHRADER, 51, is the founder of the Company and has been      1969
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

HENRY A. SINGER**, 57, has been a member of the law firm of Morrison    1988
Cohen Singer & Weinstein, LLP and its predecessor for more than the past five years. Morrison Cohen Singer & Weinstein, LLP serves as general counsel to the Company.

_____________________

    ** See "Compensation Committee Interlocks and Insider Participation" for a discussion of the legal fees received by Mr. Singer's firm since June 30, 1994.

    The Company's Board of Directors divides the Board into two classes, with regular two-year staggered terms. Messrs. Singer, Catrambone and Higgitt will be up for reelection at the next annual meeting of shareholders.

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

    In June 1990, the Securities and Exchange Commission filed a civil suit against Henry A. Singer alleging that in August and November of 1987 he purchased shares of common stock of a company listed on the New York Stock Exchange based upon material non-public information. In July 1990, Mr. Singer denied these allegations except that he admitted the fact of his purchase of the shares of such company and the sale for a profit of approximately $34,000 in April 1988. In November 1992, Mr. Singer and the Commission settled the civil action, and, without admitting or denying the allegations in the complaint, Mr. Singer consented to the entry of a final judgment of permanent injunction against his violating securities laws in future trading of any securities. In connection therewith, Mr. Singer paid $34,050, representing the profits from the transaction described in the complaint, together with interest thereon, as well as a civil money penalty in the same amount.

    The Company maintains standing audit, executive and compensation committees of the Board of Directors but does not maintain a nominating committee. Each committee was created on July 31, 1985. The members of the audit committee are John F. Catrambone, Laurence W. Higgitt, Henry A. Singer and Martin S. Fawer. The audit committee, which met once during the fiscal year ended June 30, 1995 (the "1995 Fiscal Year") is responsible for assuring that management fulfills its financial reporting responsibilities and will meet periodically with representatives of management and with the Company's independent auditors. The members of the compensation committee during the 1995 Fiscal Year were Laurence
W. Higgitt and Henry A. Singer. In September, 1995, Martin S. Fawer was appointed to the compensation committee. The compensation committee, which met once during the 1995 Fiscal Year, is responsible for reviewing levels and methods of executive compensation and making recommendations to the Board. The members of the executive committee are Robert E. Schrader, Deborah J. Schrader and Martin S. Fawer. The executive committee, which met three times during the 1995 Fiscal Year, is responsible for acting as required when the full board is unavailable for deliberation. The Company also maintains a stock option committee, whose members during the 1995 Fiscal Year were Robert E. Schrader and Henry A. Singer. The stock option committee did not meet during the 1995 Fiscal Year. It has responsibility to designate optionees under the Company's 1982 In-centive Stock Plan, the exercise price of the options, the date of grant and period of the options, and other terms and conditions. None of the members of the stock option committee is eligible to receive options while serving in such capacity. The Board of Directors met three times during the 1995 Fiscal Year. All of the directors attended at least 75% of the Board's meetings, except for Mr. Higgitt and Mrs. Schrader, each of whom attended two of the three meetings.


Executive Officers
------------------
                                Position with Company and Business
Name                    Age     Experience During Past Five Years
----                    ---     ----------------------------------

Robert E. Schrader*

Deborah J. Schrader*

Martin S. Fawer*

John F. Catrambone*

Malcolm Baca            54      Vice President and Treasurer of the Company's
                                TACTech subsidiary since 1987.

_____________________

* See "Directors" above.


    Based upon an examination of Forms 3, 4 and 5 furnished to the registrant in respect of the 1995 Fiscal Year, no persons have failed timely to file any of the foregoing forms in respect of transactions in such year or in respect of a prior year.

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

                                                 SUMMARY COMPENSATION TABLE
                                                                                 Long-Term Compensation
                                                                          ----------------------------------
                                        Annual Compensation                      Awards            Payouts
--------                   ---------------------------------------------  ----------------------  ----------
                                                                                      Securities
Name and                                                     Other        Restricted  Underlying                 All Other
Principal                                                    Annual         Stock     Options/      LTIP      Compensation(2)
Position                   Year(1)  Salary($)  Bonus($)  Compensation($)   Awards($)   SARs(#)    Payouts($)    ($)
--------                   -------  ---------  --------  ---------------  ----------  ----------  ----------  ---------------
Robert E. Schrader           1995    150,000                                                                       1,800
President, Chief Executive   1994    162,500                                                                       1,800
Officer and Chairman of the  1993    220,600                                                                       1,481
Board

John F. Catrambone(3)        1995    207,500   100,000                                                             3,714
President of Omnirel         1994    207,504    50,000                                                             3,054
Corporation                  1993    163,625                                                                       2,043

Malcolm Baca                 1995    168,788                                                                       1,044
Vice President and Treasurer 1994    161,479                                                                       1,044
of TACTech                   1993    111,754                                                                         783

Martin S. Fawer              1995     75,000                                                                     389,996(4)
Chief Financial Officer and  1994     99,450
Treasurer                    1993     75,126

-------------------------

   (1) On May 19, 1993 the Company's Board of Directors voted to change the Company's fiscal year end to June 30 from September 30. Information for the 1993 Fiscal Year is for the nine months ended June 30, 1993.
   (2) The amounts reflect the following payments of annual life insurance premiums in the 1994 Fiscal Year and the 1995 Fiscal Year: $1,481, $1,800 and $1,800, respectively, on behalf of Mr. Robert E. Schrader; $2,043, $3,054 and $3,714, respectively, on behalf of Mr. John Catrambone; and $783, $1,044 and $1,044, respectively, on behalf of Mr. Malcolm Baca.
   (3) The salary amounts for Mr. Catrambone in each of 1993, 1994 and 1995 include (i) $16,875, $22,500 and $22,500, respectively, representing interest imputed at 9% per annum on the $250,000 interest free loan provided by the Company to Mr. Catrambone for the purchase of the Company's common stock, and
(ii) a contractually required annual bonus of $60,000. See "Employment Contracts and Termination of Employment and Change-of-Control Agreements" below.
   (4) This reflects the value of the Zing stock acquired by Mr. Fawer upon his exercise of his 41,857 Warrants, less the exercise price paid by Mr. Fawer.

   The above amounts do not include certain personal benefits, which do not exceed, as to any executive officer identified above, 10% of his total Annual Compensation.

                               GRANTS OF WARRANTS


   During the 1995 Fiscal Year no warrants, options or Stock Appreciation Rights were granted to any Named Executive.

                               AGGREGATED WARRANT EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR-END WARRANT VALUES
                                                                                      Value of Unexercised
                                                     Number of Unexercised                In-the-Money
                        Shares                           Option/SARs at                  Option/SARs at
                       Acquired                            FY-End (#)                       FY-End ($)
                          on          Value       ---------------------------   ------------------------------
Name                  Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable(1)   Unexercisable
----                  -----------   -----------   -----------   -------------   --------------   -------------
John F. Catrambone                                   3,000                          33,292
Martin S. Fawer          41,857       389,996

------------------------------------

   (1) Based on the fair market value per share of the Common Stock of $12,4375, which was the closing bid price of the Common Stock as reported by the National Association of Securities Dealers, Inc. on June 30, 1995.

                            COMPENSATION OF DIRECTORS

     The Company pays each director who is not an officer or employee of the company (other than Henry A. Singer) $4,000 per year for his services as a director plus $250 for each Board of Directors meeting attended and for each Committee meeting attended if not held on the same day as a Board meeting. Mr. Singer does not receive such fee, since the firm of which he is a partner is paid its customary legal fees for Mr. Singer's attendance and participation. See "Compensation Committee Interlocks and Insider Participation," below.
---

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

     John Catrambone has an employment agreement with the Company's Omnirel subsidiary. The five year agreement, expiring in June of 1996, provides for a base salary of $125,000 per year, a guaranteed bonus of $60,000 per year and an incentive bonus linked to a set of performance criteria determined annually by Omnirel's Board of Directors and subject to percentage limitations of Mr. Catrambone's base salary (80% for 1995). Mr. Catrambone was also loaned $300,000 by the Company in connection with the purchase of Omnirel by the Company, such loan was made to support Mr. Catrambone's annual guaranteed bonus. The Company has guaranteed the base compensation payments under such employment agreement to Mr. Catrambone and pays the $60,000 annual bonus, which is used by Mr. Catrambone to repay such loan. The Company also loaned Mr. Catrambone $250,000, without interest, to purchase shares of the Company's common stock. Such loan, which is due in June, 2001, is secured by the stock so purchased by Mr. Catrambone. Through September 30, 1995, Mr. Catrambone sold 14,500 shares of the Company's common stock and pursuant to his agreement with the Company, he paid down his $250,000 loan by approximately $80,000. During the end of calendar year 1994 and the beginning of calendar year 1995, the Company negotiated with Mr. Catrambone and key employees of Omnirel with respect to terminating Omnirel's existing Management Incentive Plan ("MIP") and revising the ownership structure of Omnirel. In March, 1995, the MIP was cancelled and the MIP participants received in exchange for their MIP interests (on a pro rata basis to their participation in the MIP) options to purchase 61,818 shares of Omnirel common stock exercisable at $8.00 per share. In addition Mr. Catrambone exchanged 2,000 existing options exercisable at $6.50 per share and 18,872.4 shares of Omnirel common stock owned by him for 72,182 new ten year options for Omnirel stock exercisable at $8.00 per share. These options were issued pursuant to a new non-qualified stock option exchange plan. The purpose of these transactions was to exchange for management's existing rights and securities, securities of equal value to that which management and Mr. Catrambone gave up while at the same time creating longer term incentives for Omnirel management to grow its business. In March, 1995, 45,000 options to purchase Omnirel stock exercisable at $10.00 per share were granted to new and old members of Omnirel management to further incentivize management. Such 45,000 options were granted pursuant to a new non-qualified stock option plan.

     Malcolm Baca has an employment agreement with the Company's TACTech subsidiary. The term of Mr. Baca's employment is set to expire on May 1, 1997. Mr. Baca's agreement entitled him to a salary of $120,000 per annum, plus five percent (5%) of TACTech's collected revenues in each year, except that on revenues attributable to another commissioned member of TACTech's management, Mr. Baca's commission is two and one-half percent (2 1/2%). Effective as from the middle of the fiscal year ended June 30, 1995, all commissions to Mr. Baca are subject to his required contribution of one-half of one percent (1/2%) of TACTech's collected revenues to a bonus pool fund for the benefit of non-commissioned members of management, which contribution is matched by TACTech. Mr. Baca does not participate in such bonus pool fund. In addition to other customary terms, pursuant to the agreement, Mr. Baca's compensation is subject to a $350,000 per annum maximum. The annual maximum is subject to increase based upon the National Consumer Price Index. In the event Mr. Baca is terminated without good cause, TACTech is obligated to continue to pay compensation to Mr. Baca through April 30, 1997.

     Mr. Schrader does not have an employment agreement with the Company and his compensation is set by the Compensation Committee subject to the approval of the Board of Directors. In connection with the 1993 sale of the Company's high reliability electronic component distribution and value-added businesses to Arrow Electronics, Inc., Mr. Robert E. Schrader entered into a Consulting and Non-Competition Agreement with Arrow. As a consequence of such agreement, Mr. Schrader does not devote his full time to the Company. Pursuant to the terms of his agreement with Arrow, Mr. Schrader is required to devote up to five business days per quarter to the business of Arrow.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during the 1995 Fiscal Year were Laurence W. Higgitt and Henry A. Singer. In September, 1995, Martin S. Fawer was elected to the Compensation Committee. Henry A. Singer, a director of the Company during the 1995 Fiscal Year, is a partner of Morrison Cohen Singer & Weinstein, LLP, counsel to the Company. Such firm was paid $246,550 for legal services rendered to the Company for the 1995 Fiscal Year of which $5,200 was paid in respect of Mr. Singer's attendance at Board and Committee meetings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Certain Beneficial Owners
--------------------------------------

     The following table sets forth, as at November 1, 1995 information concerning the beneficial ownership of voting securities of the Company by each person who is known by management to own beneficially more than 5% of any class of such securities:

                     Name and Address         Amount Benefi-          Percent of
Title of Class       of Beneficial Owner       cially Owned             Class
--------------       -------------------      --------------          ----------

Common               Robert E. Schrader         1,152,711                44.4%
                     72 Haight Cross Road
                     Chappaqua, NY 10514

Common               Jesse Greenfield             227,350                 8.3%
                     3765 Wild Plum Ct.
                     Boulder, Co.  80434*
_______________

    * Information with respect to the beneficial interest of the holder is based on the most recent Schedule 13D or Schedule 13G delivered to the Company by such holder and not on the basis of any independent information with respect to such holdings which the Company may possess.

Security Ownership of Management
--------------------------------

            The following table sets forth, as at November 1, 1995, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the executive officers of the Company whose total annual salary and bonus exceeded $100,000 in the 1994 Fiscal Year, and by all directors and officers as a group:

                                             Amount of
                                           Common Stock             Percent
                                         Beneficially Owned        of Class
                                         ------------------        --------

John F. Catrambone                              87,000 (1)             3.3%
Martin S. Fawer                                 89,736                 3.5%
Laurence W. Higgitt                              3,000 (1)              *
Henry A. Singer                                  3,000 (1)              *
Deborah J. Schrader                                  0                  0%
Robert E. Schrader                           1,152,711               44.4%
Malcolm Baca                                         0                  0%

All Officers and Directors as a Group
  (7 persons, including two such persons
  who own no shares individually)            1,335,447 (2)            51.4%


--------------------------------------

(*)      Represents less than 1% of the shares outstanding.
(1) Includes 3,000 shares which may be acquired upon exercise of warrants. Mr. Singer's warrants are held for the benefit of his firm, Morrison Cohen Singer & Weinstein, LLP.
(2)      Includes 9,000 shares which may be acquired upon exercise of warrants.


ITEM 13.  CERTAIN TRANSACTIONS.

             The Company paid Morrison Cohen Singer & Weinstein, LLP, of which Henry A. Singer (a Director of the Company) is a partner, $246,550 for legal services rendered to the Company in the 1995 Fiscal Year of which $5,200 was paid in respect of Mr. Singer's attendance at Board and Committee Meetings.

                                    Signature
                                    ---------

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZING TECHNOLOGIES, INC.


                                   By: /s/ Martin S. Fawer
                                      ---------------------------------------
                                   Name: Martin S. Fawer
                                   Title: Treasurer and Chief Financial Officer

Dated: November 10, 1995