Form 10QSB
period 1995-09-30
ZING TECHNOLOGIES INC
filed 1995-11-14
CIK 756055

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECU-RITIES EXCHANGE ACT OF 1934

                               -- OR --

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECU-
     RITIES EXCHANGE ACT OF 1934

            For the quarter period ended September 30, 1995
                                         ------------------

                    Commission file number 0-14328
                                           -------


                        ZING TECHNOLOGIES, INC.
        (Exact Name of registrant as specified in its charter)


NEW YORK                                             13-2650621
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


             115 Stevens Avenue, Valhalla, New York  10595
             ---------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                               (914) 747-7474
--------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                               No Change
--------------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   -    -

The number of shares of common stock, $.01 par value, outstanding as of September 30, 1995 was 2,597,497.

                                 INDEX

               ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION                                                            PAGE

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - September 30, 1995 and
          June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed consolidated statements of operations - three months ended
          September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed consolidated statements of cash flows - three months ended
          September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

          Notes to condensed consolidated financial statements -
          September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-8



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  9


          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

          Exhibit 11 - Computation of earnings per share - three months ended
          September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . 11



ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                A S S E T S



                                                                                     September 30           June 30
                                                                                        1995                  1995
                                                                                  -------------------------------------
                                                                                   (unaudited)                 (note)
                                                                                  -------------------------------------
                                                                                              (000's omitted)
Current Assets
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .                 $  2,659          $  1,366
    Marketable securities . . . . . . . . . . . . . . . . . . . . . . .                    2,968             1,489
    Accounts receivable, less reserves of
       $78 and $72, respectively  . . . . . . . . . . . . . . . . . . .                    2,164             3,533
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,143             3,817
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                      185               248
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . .                      345               380
                                                                                          ------            ------
Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . .                   12,464            10,833
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . .                    9,153             9,028
    Less accumulated depreciation and amortization  . . . . . . . . . .                    4,593             4,427
                                                                                          ------            ------
                                                                                           4,560             4,601
Marketable Securities - non-current . . . . . . . . . . . . . . . . . .                    4,610             3,787
Deferred Income Taxes, net of valuation allowance . . . . . . . . . . .                    1,284             1,284
Excess of Cost Over Assets Acquired, net of
    amortization of $906 and $868, respectively . . . . . . . . . . . .                    1,630             1,668
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       12                12
                                                                                          ------            ------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $24,560           $22,185
                                                                                          ======            ======


                         L I A B I L I T I E S  A N D  S T O C K H O L D E R S'   E Q U I T Y

Current Liabilities
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .                 $  1,534          $  2,035
    Accrued expenses & taxes payable  . . . . . . . . . . . . . . . . .                    2,344             1,566
    Accrued compensation expense  . . . . . . . . . . . . . . . . . . .                      672               524
    Due to broker . . . . . . . . . . . . . . . . . . . . . . . . . . .                      487               259
    Current portion of long-term obligations  . . . . . . . . . . . . .                      231               231
                                                                                          ------            ------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .                    5,268             4,615
Long-Term Obligations, less current portion . . . . . . . . . . . . . .                      683               741
Deferred Income - non-complete agreement  . . . . . . . . . . . . . . .                    1,550             1,700
Stockholders' Equity
    Common Stock, par value $.01 per share: Authorized 12,000,000
    shares; issued 2,797,415 shares in 1995 . . . . . . . . . . . . . .                       28                28
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .                   13,466            13,466
    Note receivable from stockholder  . . . . . . . . . . . . . . . . .                     (170)             (250)
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .                    4,204             2,354
    Less: treasury shares at cost
       (199,918 shares - 1995 and 1994) . . . . . . . . . . . . . . . .                     (469)             (469)
                                                                                           -----            ------
Total Stockholders' Equity                                                                17,059            15,129
                                                                                          ------            ------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                  $24,560           $22,185
                                                                                          ======            ======

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                      1995                 1994
                                                                                   ----------------------------------
                                                                                       (000's omitted, except
                                                                                            per share data)
                                                                                   ----------------------------------
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $9,287             $3,374
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . .              4,632              2,044
                                                                                     -----              -----
Gross Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,655              1,330

Selling, general and administrative expenses  . . . . . . . . . . . . .              2,009              1,250
Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . .                  6                  6
Depreciation and amortization of property, plant, equipment
     and excess of costs over assets acquired . . . . . . . . . . . . .                124                124
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 30                 22
Interest and other income - net . . . . . . . . . . . . . . . . . . . .               (516)              (270)
                                                                                      ----               ----
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . .              3,002                198
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . .              1,152                  3
                                                                                     -----              -----
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,850             $  195
                                                                                     =====              =====


Income per common and common equivalent share
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  0.69            $  0.08
                                                                                    ======             ======


Number of shares used in computation  . . . . . . . . . . . . . . . . .          2,686,845          2,572,875






     ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Three  Months Ended
                                                                                         September 30,
                                                                                    1995                1994
                                                                                ---------------------------------------
                                                                                         (000's omitted)
                                                                                ---------------------------------------
OPERATING ACTIVITIES
    Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,850          $     195
    Adjusted to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . .             204                272
          Amortization of non-complete agreement  . . . . . . . . . . .            (150)              (150)
          Provision for losses on accounts receivable . . . . . . . . .               6                  6
          Unrealized losses on marketable securities  . . . . . . . . .             131                  -
          Deferred income taxes . . . . . . . . . . . . . . . . . . . .               -                  3
          Changes in operating assets and liabilities:
             Decrease in accounts receivable  . . . . . . . . . . . . .           1,369                282
             (Increase) in inventories  . . . . . . . . . . . . . . . .            (326)              (275)
             (Increase) decrease in prepaid expenses and
                other current assets  . . . . . . . . . . . . . . . . .              98               (127)
             (Increase) decrease in other assets  . . . . . . . . . . .               -                 26
             Increase (decrease) in accounts payable,
                accrued expenses and other current liabilities  . . . .             652               (268)
                                                                                 ------             -------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . . .           3,834                (36)
                                                                                 ------             -------

INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . .            (130)              (107)
    Net purchases (sales) of marketable securities  . . . . . . . . . .          (2,433)               349
                                                                                 -------            ------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . .          (2,563)               242
                                                                                 -------            ------
FINANCING ACTIVITIES
    Proceeds from lines of credit and long-term
       borrowings including reclassification  . . . . . . . . . . . . .               -                 83
    Reductions of lines of credit and long-term debt  . . . . . . . . .             (58)                 -
    Repayment of loan receivable shareholder  . . . . . . . . . . . . .              80                  -
    Repurchase of common stock for treasury . . . . . . . . . . . . . .               -               (418)
                                                                                  -----              ------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . . .              22               (335)
                                                                                  -----              ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .           1,293               (129)
    Cash and cash equivalents at beginning of year  . . . . . . . . . .           1,366                182
                                                                                  -----              -----
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . .          $2,659             $   53
                                                                                  =====              =====


ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1995


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

     Certain reclassifications have been made to the quarterly information to conform to the current presentation.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.

Inventories consist of the following:



                                                                                         September 30,       June 30,
                                                                                             1995              1995
                                                                                       --------------------------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $2,427           $2,110
Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1,087            1,195
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      629              512
                                                                                             -----            -----
                                                                                            $4,143           $3,817
                                                                                             =====            =====

NOTE C - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including Common Stock equivalents of dilutive stock options and warrants.


NOTE D - INCOME TAXES

     As of July 1, 1993, the Company adopted FASB Statement No. 109, "Ac-counting for Income Taxes". As permitted under the Statement, the Company has elected not to restate the financial statements of prior years.

     Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference origi-nated.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations:


                                                                                       Percent of Net Sales
                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                    1995                  1994
                                                                               ----------------------------------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%             100.0%
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .           49.9               60.6
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           50.1               39.4

Selling, general and administrative expenses  . . . . . . . . . . . . . .           21.6               37.1
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .            0.1                0.2
Depreciation and amortization of property, equipment and
  excess of costs over assets acquired  . . . . . . . . . . . . . . . . .            1.3                3.7
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.3                0.6
Interest and other income - net . . . . . . . . . . . . . . . . . . . . .           (5.6)              (8.0)
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .           32.3                5.8
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . .           12.4                0.1
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19.9                5.7



Three Months Ended September 30, 1995 Compared to Three Months Ended
---------------------------------------------------------------------
September 30, 1994
------------------

     The Company reported income of $1,850,000, or $.69 per share, for the quarter ended September 30, 1995, compared to net income of $195,000, or $.08 per share, for the comparable 1994 period.

     Revenues for the three months ended September 30, 1995 were $9,287,000, comprised of net sales of TACTech of $377,000 and Omnirel of $8,910,000. Net sales for the three months ended September 30, 1994 were $3,374,000, comprised of net sales of TACTech of $286,000 and net sales of Omnirel of $3,088,000.

     The 189% growth of Omnirel's sales was largely as a result of continued fulfillment of a series of orders placed previously by General Electric for multi-chip power module systems containing power hybrid componentry. These orders accounted for 77% of Omnirel's revenues for the three months ended September 30, 1995 compared to 47% for the comparable 1994 quarter.

     Net sales for TACTech increased 31% for the three months ended September 30, 1995 compared to the comparable 1994 quarter due principally to an increase of approximately 20% in the subscription base.

     Consolidated gross profit for the three months ending September 30, 1995 was $4,655,000 as compared to $1,330,000 for the comparable 1994 quarter. Omnirel's cost of goods sold decreased 14% as a percentage of net sales primarily due to increased efficiency in usage of its manufacturing facilities, as well as achieving higher yields on its shipped products, which reduced its material costs.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


     As a result of the increased consolidated revenues, selling and general administrative expenses decreased as a percentage of revenues to 21.6% of revenues for the three months ended September 30, 1995 compared to 37.1% in the comparable 1994 period. The $759,000 nominal increase in such expenses were due primarily to increases in consolidated management incentive compensation expense, as well as in sales related expenses (including research and development) of approximately $383,000 and approximately $258,000, respectively.

     Interest income and other income for the three months ending September 30, 1995 is primarily comprised of interest, dividend income and net realized and unrealized gains on marketable securities. The $516,000 increase from the comparable 1994 quarter was principally due to a net realized and unrealized gain on marketable securities of $230,000.

     In fiscal year 1994, the Company adopted FASB109, "Accounting for Income Taxes". Pursuant to FASB109, the Company recorded a deferred tax asset, a deferred tax liability and a valuation allowance account which resulted in a provision for income taxes for the quarter ended September 30, 1995 of $1,152,000. The Company's provision for income taxes increased significantly as a result of substantially increased pretax income. 1994 operations reflect the Company's utilization of net operating loss carryforwards and the related release of valuation allowances previously established for such losses.


Liquidity and Capital Resources
-------------------------------

     Management expects that its internally generated funds and available bank lines of credit will be sufficient to finance the continued operations of the Company. During the current fiscal quarter, Omnirel reduced its intercompany debt to the parent Company by $1,500,000.

     Due to the increase in net sales and net income, cash and marketable securities increased to approximately $10.2 million at September 30, 1995, compared to approximately $6.6 million at the end of the 1995 fiscal year, earnings from which contributed to the Company's net income for the quarter.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(ii)  Statement re:  computation of earnings per share

The company did not file any report on Form 8-K during the three months ended September 30, 1995.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ZING TECHNOLOGIES, INC.



                                        -----------------------------------
                                                  (Registrant)



Date: November 13, 1995                   /s/ Robert E. Schrader
                                        -----------------------------------
                                        Robert E. Schrader, President and
                                        Chief Executive Officer



Date: November 13, 1994                  /s/ Martin S. Fawer
                                        -----------------------------------
                                        Martin S. Fawer, Treasurer and
                                        Chief Financial Officer