Form 10QSB
period 1995-12-31
ZING TECHNOLOGIES INC
filed 1996-02-15
CIK 756055

================================================================================


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                                     - OR -

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1995

                         Commission file number 0-14328

                            ZING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

NEW YORK                                                              13-2650621
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

                  115 Stevens Avenue, Valhalla, New York 10596
--------------------------------------------------------------------------------
                    (Address of principal executive offices
                                   (Zip Code)

                                 (914) 747-7474
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock, $.01 par value, outstanding as of December 31, 1995 was 2,640,131

================================================================================

                                    1 of 14

                                      INDEX

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - December 31, 1995 and
        June 30, 1995 .....................................................    3

        Condensed consolidated statements of operations - three months ended December 31, 1995 and 1994; six months ended December
        31, 1995 and 1994 .................................................    4

        Condensed consolidated statements of cash flows - six months
        ended December 31, 1995 and 1994 ..................................    5

        Notes to condensed consolidated financial statements -
        December 31, 1995 .................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 8-10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   11

        Signatures ........................................................   12

        Exhibit 11 - Computation of earnings per share - three months
        and six months ended December 31, 1995 and 1994 ...................   13


                                    2 of 14

PART 1. FINANCIAL INFORMATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31   June 30
                                                            1995        1995
                                                        -----------------------
                                                          (Unaudited)  (Note)
                                                             (000's omitted)
                                                        -----------------------
Assets
Current assets
  Cash and cash equivalents                               $  1,622     $  1,366
  Marketable securities                                      2,797        1,489
  Accounts receivable, less allowances of $84
    and $86, respectively                                    1,742        3,533
  Inventories                                                3,721        3,817
  Prepaid expenses                                             119          248
  Other current assets                                         662          380
                                                        -----------------------
Total current assets                                        10,663       10,833

Property, plant and equipment                                9,368        9,028
Less accumulated depreciation and amortization               4,769        4,427
                                                        -----------------------
                                                             4,599        4,601
Marketable securities - non-current                          7,093        3,787
Deferred income taxes, net of valuation allowance            1,284        1,284
Excess of cost over assets acquired, net of
  amortization of $944 and $868, respectively                1,592        1,668
Other assets                                                    12           12
                                                        -----------------------
Total assets                                              $ 25,243     $ 22,185
                                                        =======================

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                        $    781     $  2,035
  Accrued expenses and taxes payable                         2,260        1,566
  Accrued compensation expense                                 797          524
  Due to broker                                               --            259
  Current portion of long-term obligations                     894          231
                                                        -----------------------
Total current liabilities                                    4,732        4,615

Long-term obligations, less current portion                  1,461          741
Deferred income - non-compete agreement                      1,400        1,700

Stockholders' equity
  Common stock, par value $.01 per share;
    authorized 12,000,000 shares; issued 2,840,049
    shares as of December 31, 1995 and 2,797,415
    shares as of June 30, 1995                                  28           28
  Additional paid-in capital                                13,680       13,466
  Note receivable from stockholder                            (170)        (250)
  Depreciation in marketable securities                       (535)        --
  Retained earnings                                          5,116        2,354
  Less treasury shares at cost (199,918 shares -
    1995 and 1994)                                            (469)        (469)
                                                        -----------------------
Total stockholders' equity                                  17,650       15,129
                                                        -----------------------
Total liabilities and stockholders' equity                $ 25,243     $ 22,185
                                                        =======================

Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated financial statements at that date.


                                    3 of 14

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                           Three months ended           Six months ended
                                               December 31                 December 31
                                       -------------------------    --------------------------
                                          1995            1994         1995            1994
                                       -------------------------    --------------------------
                                               (000's omitted, except per share data)
Net sales                              $     7,222   $     3,580    $    16,509    $     6,954
Cost of goods sold                           4,039         2,104          8,671          4,147
                                       -------------------------    --------------------------
Gross profit                                 3,183         1,476          7,838          2,807

Selling, general and administrative          1,804         1,241          3,813          2,491
Provision for doubtful accounts                  6            42             12             48
Depreciation and amortization
  of property, plant and equipment             130           186            253            310
Net interest expense and
  amortization of deferred note
  issuance costs                                67            45             97             67
Interest and other (income)
  loss - net                                    54          (256)          (462)          (526)
                                       -------------------------    --------------------------
Income before income taxes                   1,122           218          4,125            417
Provision for income taxes                     211             3          1,363              6
                                       -------------------------    --------------------------
Net income                             $       911   $       215    $     2,762    $       411
                                       =========================    ==========================

Net income per common and common
  equivalent share                     $      0.34   $      0.08    $      1.03    $      0.16
                                       =========================    ==========================

Number of shares used in computation     2,690,283     2,642,857      2,690,283      2,642,857
                                       =========================    ==========================


                                    4 of 14

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six months ended
                                                                December 31
                                                            --------------------
                                                              1995       1994
                                                            --------------------
                                                              (000's omitted)

Operating activities
Net income                                                  $ 2,762     $   411
Adjusted to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               418         547
    Amortization of non-compete agreement                      (300)       (300)
    Provision (credit) for losses on accounts receivable         (2)         46
    Changes in operating assets and liabilities:
      Accounts receivable                                     1,793        (214)
      Inventories                                                96      (1,068)
      Prepaid expenses and other current assets                (153)       (402)
      Deferred taxes                                           --             6
      Other assets                                             --            73
      Accounts payable and accrued expenses and
        other current liabilities                               117         474
                                                            --------------------
Net cash provided by (used in) operating activities           4,731        (427)

Investing activities
Purchases of property and equipment                            (340)       (406)
Net (purchases) sales of marketable securities               (5,149)        741
                                                            --------------------
Net cash (used in) provided by investing activities          (5,489)        335

Financing activities
Net proceeds from lines of credit and long-term
  borrowings including reclassification                         720         306
Repayment of loan receivable shareholder                         80        --
Issuance of common stock                                        214          70
Repurchase of common stock for treasury                        --          (421)
                                                            --------------------
Net cash provided by (used in) financing activities           1,014         (45)

Net increase (decrease) in cash and cash equivalents            256        (137)
Cash and cash equivalents at beginning of year                1,366         182
                                                            --------------------
Cash and cash equivalents at end of year                    $ 1,622     $    45
                                                            ====================


                                    5 of 14

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

Certain reclassifications have been made to the quarterly information to conform to the current presentation.

Note B - Inventories

Inventories are stated at the lower of cost (first in, first out method) or market.

Inventories consist of the following:

                                               December 31       June 30
                                                  1995             1995
                                            -------------------------------

    Raw materials                                $2,232           $2,110
    Work in process                                 874            1,195
    Finished goods                                  615              512
                                            -------------------------------
                                                 $3,721           $3,817
                                            ===============================

Note C - Net income per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including common stock equivalents of dilutive stock warrants.

Note D - Income Taxes

The Company uses the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes" in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.


                                    6 of 14

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                December 31, 1995

Note E - Marketable Securities

On October 1, 1995, the Company reassessed its investment portfolio and reclassified a portion of its marketable securities pursuant to FASB No. 115. Accordingly, investment securities with a market value as of October 1, 1995 in the amount of $709,000 were transferred to Available For Sale. These marketable securities had an acquisition cost of $664,000. The Company has heretofore adopted a policy of recognizing any permanent impairment in its value of these securities as a change to the income statement. All other diminution or increases in value are reflected through the stockholders' equity.




                                    7 of 14

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth the periods indicating the percentage relationship to net sales of certain items from the consolidated statement of operations:

                                                 Percent of Net Sales
                                        Three months ended    Six months ended
                                            December 31          December 31
                                        ------------------   -------------------
                                          1995      1994       1995       1994
                                        ------------------   -------------------
                                                      (000's omitted)

Net sales                                100.00%   100.00%    100.00%    100.00%
Cost of goods sold                        55.92     58.80      52.52      59.60
                                        ------------------   -------------------
Gross profit                              44.08     41.20      47.48      40.40

Selling, general and administrative       23.98     34.70      23.10      35.80
Provision for doubtful accounts            0.08      1.20       0.07       0.70
Depreciation and amortization of
  property and equipment                   1.80      5.20       1.53       4.50
Interest expense and amortization of
  deferred note issuance costs             0.94      1.30       0.59       1.00
Interest and other income - net            0.75     (7.20)     (2.80)     (7.60)
                                        ------------------   -------------------
Income before income taxes                15.53      6.00      24.99       6.00
Provision for income taxes                 2.92       --        8.26       0.10
                                        ------------------   -------------------
Net income                                12.61      6.00      16.73       5.90
                                        ==================   ===================



                                    8 of 14

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

Revenues for the three months ended December 31, 1995 were $7,222,000, comprised of net sales of the Company's TACTech subsidiary of $398,000 and the Company's Omnirel subsidiary of $6,824,000. Net sales for the three months ended December 31, 1994 were $3,580,000, comprised of net sales of TACTech of $299,000 and net sales of Omnirel of $3,281,000.

The 108% growth of Omnirel's sales was largely as a result of continued fulfillment of a series of orders placed previously by General Electric for multi-chip power module systems containing power hybrid componentry. These orders accounted for 70% of Omnirel's revenues for the three months ended December 31, 1995 compared to 38% for the comparable 1994 quarter.

Net sales for TACTech increased 33% for the three months ended December 31, 1995 compared to the comparable 1994 quarter due principally to an increase of approximately 22% in the number of subscribers.

Omnirel and TACTech represent 87% and 13%, respectively, of the Company's consolidated gross profit which grew to $3,183,000 during the quarter ended December 31, 1995 from $1,476,000 for the quarter ended December 31, 1994. Omnirel's costs of goods sold decreased 5% as a percentage of net sales primarily due to increased efficiency in usage of its manufacturing facilities.

As a result of the increased consolidated revenues, selling and general administrative expenses decreased to approximately 24% of revenues for the quarter ended December 31, 1995 compared to 35% for the comparable 1994 period. The $563,000 increase in selling, general and administrative expenses was due primarily to increases in consolidated management incentive compensation expense and in research and development expense, of approximately $207,000 and approximately $209,000, respectively.

Interest income and other income net for the current reporting period was a loss of $54,000 compared to income of $256,000 for the prior comparable quarter.
This loss or income is primarily comprised of interest, dividends, a fee for non-compete agreement and net realized and unrealized gains and losses on marketable securities.

During the quarter ended December 31, 1995, interest and dividend income increased by $187,000 over the prior comparable quarter. This was offset by net unrealized and realized losses in marketable securities of $534,000 as compared to net unrealized and realized gains of $2,000 in the quarter ended December 31, 1994. The Company's general investment strategy is to invest in preferred stocks and debt securities. In addition, subject to the review of the Board of Directors, management may make long-term investments in marketable securities (including common stocks) of publicly traded, large capitalization technology issuers (generally, manufacturers of semiconductors and electronic components).

The Company's provision for income taxes increased significantly as a result of substantially increased pretax income. 1994 operations reflect the Company's utilization of net operating loss carryforwards and the related release of valuation allowances previously established for such losses.

The backlog as of December 31, 1995 was $9,200,000 of which 14.4% was represented by the order from General Electric. The growth rate of


                                    9 of 14

Omnirel sales for the quarter ended December 31, 1995 declined as compared to the quarter ended September 30, 1995. This is attributable to the unusual volume of shipments made to General Electric in the quarter ended September 30, 1995 and to the occurrence of the expected reduction in Omnirel's sales to General Electric as Omnirel nears the fulfillment in the current fiscal year of a series of orders previously placed by General Electric. While additional sales to General Electric are likely, revenue from Omnirel's principal customer is expected to significantly decline over the next several years. The amount of the decline is dependant upon factors such as the level of the customer's business, whether Omnirel continues as sole source supplier and whether Omnirel can produce the products required by the customer based upon changing technology. Omnirel continues to actively seek to increase its other business as well as to obtain additional business from General Electric. The Company does not presently expect any material decline in overall sales in the 1996 fiscal year.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1994

Revenues for the six months ended December 31, 1995 were $16,509,000, comprised of net sales of TACTech of $773,000 and Omnirel of $15,736,000. Net sales for the six months ended December 31, 1994 were $6,954,000, comprised of net sales of TACTech of $585,000 and net sales of Omnirel of $6,369,000.

The 147% growth of Omnirel's sales was largely as a result of continued fulfillment of a series of orders placed previously by General Electric for multi-chip power module systems containing power hybrid componentry. These orders accounted for 74% of Omnirel's revenues for the six months ended December 31, 1995 compared to 38% for the comparable 1994 period.

Net sales for TACTech increased 32% for the six months ended December 31, 1995 compared to the comparable 1994 period due principally to an increase of approximately 22% in the number of subscribers.

Omnirel and TACTech represent 90% and 10%, respectively, of the Company's consolidated gross profit which grew to $7,838,000, during the six months ended December 31, 1995 from $2,807,000 for the six months ended December 31, 1994. Omnirel's cost of goods sold decreased 10% as a percentage of net sales primarily due to increased efficiency in usage of its manufacturing facilities.

As a result of the increased consolidated revenues, selling and general administrative expenses decreased to approximately 23% of revenues for the six months ended December 31, 1995 compared to 36% for the comparable 1994 period. The $1,322,000 increase in selling, general and administrative expenses was due primarily to increases in consolidated management incentive compensation expense and in research and development expense, of approximately $588,000 and approximately $572,000, respectively.

Interest income and other income net for the current reporting period was a loss of $462,000 compared to income of $526,000 for the prior comparable quarter. This income is primarily comprised of interest, dividends, a fee for non-compete agreement and net realized and unrealized gains and losses on marketable securities.


                                    10 of 14

During the six month period ended December 31, 1995, interest and dividend income decreased by $66,000 compared to the prior comparable period. This was due principally to net realized and unrealized losses in marketable securities of $310,000 for the six months ended December 31, 1995 as compared to net unrealized and realized losses of $36,800 in the comparable 1994 period.

The Company's provision for income taxes increased significantly as a result of substantially increased pretax income. 1994 operations reflect the Company's utilization of net operating loss carryforwards and the related release of valuation allowances previously established for such losses.


LIQUIDITY AND CAPITAL RESOURCES

Management expects that its internally generated funds and available bank lines of credit will be sufficient to finance the continued operations of the Company. During the current fiscal quarter, Omnirel reduced its intercompany debt to the Company by $2,100,000.

Omnirel further increased its liquidity by placing a $1,500,000 five year mortgage on its previously unencumbered manufacturing facility in Leominster, Massachusetts.








                                    11 of 14

PART 2.  OTHER INFORMATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(ii) Statement re: computation of earnings per share

The Company did not file any report on Form 8-K during the six months ended December 31, 1995.


                                    12 of 14

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ZING TECHNOLOGIES, INC.



                                   -------------------------------------
                                                (Registrant)



Date February 14, 1996              \s\ Robert E. Schrader
     --------------------          -------------------------------------
                                   Robert E. Schrader
                                   President and Chief Executive Officer



Date February 14, 1996              \s\ Martin S. Fawer
     --------------------          -------------------------------------
                                   Martin S. Fawer
                                   Treasurer and Chief Financial Officer



                                 13 of 14