Form 10QSB
period 1996-03-31
ZING TECHNOLOGIES INC
filed 1996-05-14
CIK 756055

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

                   For the quarter period ended March 31, 1996
                                                --------------

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


                  115 Stevens Avenue, Valhalla, New York 10596
- --------------------------------------------------------------------------------
                     (Address of principal executive offices
                                   (Zip Code)


                                 (914) 747-7474
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares of common stock, $.01 par value, outstanding as of March 31, 1996 was 2,604,031.


================================================================================

                                  1 of 15

                                      INDEX

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES




PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed consolidated balance sheets - March 31, 1996 and June 30, 1995............3

              Condensed consolidated statements of operations - three months ended
              March 31, 1996 and 1995; nine months ended March 31, 1996 and 1995..................4

              Condensed consolidated statements of cash flows - nine months ended
              March 31, 1996 and 1995.............................................................5

              Notes to condensed consolidated financial statements - March 31, 1996...............6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................7-9


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...................................................10

              Signatures.........................................................................11

              Exhibit 10 - Amendment No. 1 to Employment Agreement among
              John F. Catrambone, Zing Technologies, Inc. and Omnirel Corporation................12

              Exhibit 11 - Computation of earnings per share - three months and nine months ended March 31, 1996 and 1995......................................15

                                                2 of 15

PART 1. FINANCIAL INFORMATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             March 31           June 30
                                                                                               1996              1995
                                                                                        -------------------------------------
                                                                                           (Unaudited)          (Note)
                                                                                                  (000's omitted)
                                                                                        -------------------------------------
Assets
Current assets
    Cash and cash equivalents                                                                 $    942           $  1,366
    Marketable securities                                                                        3,777              1,489
    Accounts receivable, less allowances of $90 and $86, respectively                            2,602              3,533
    Inventories                                                                                  3,593              3,817
    Prepaid expenses                                                                               135                248
    Other current assets                                                                           343                380
                                                                                        -------------------------------------
Total current assets                                                                            11,392             10,833

Property, plant and equipment                                                                    9,616              9,028
Less accumulated depreciation and amortization                                                   4,956              4,427
                                                                                        -------------------------------------
                                                                                                 4,660              4,601
Marketable securities - non-current                                                              7,196              3,787
Deferred income taxes, net of valuation allowance                                                1,284              1,284
Excess of cost over assets acquired, net of amortization of $983
    and $868, respectively                                                                       1,553              1,668
Other assets                                                                                        17                 12
                                                                                        -------------------------------------
Total assets                                                                                   $26,102            $22,185
                                                                                        =====================================

Liabilities and stockholders' equity
Current liabilities
    Accounts payable                                                                         $     920           $  2,035
    Accrued expenses and taxes payable                                                           1,857              1,566
    Accrued compensation expense                                                                   816                524
    Due to broker                                                                                  777                259
    Current portion of long-term obligations                                                       894                231
                                                                                        -------------------------------------
Total current liabilities                                                                        5,264              4,615

Long-term obligations, less current portion                                                      1,453                741
Deferred income - non-compete agreement                                                          1,250              1,700

Stockholders' equity
    Common stock, par value $.01 per share; authorized 12,000,000 shares; issued 2,846,049 shares as of March 31, 1996 and 2,797,415 shares as of
       June 30, 1995                                                                                28                 28
    Additional paid-in capital                                                                  13,688             13,466
    Note receivable from stockholder                                                              (170)              (250)
    Unrealized depreciation in marketable securities                                              (158)                 -
    Retained earnings                                                                            5,606              2,354
    Less treasury shares at cost (242,018 shares - 1996, and 199,918 shares -
       1995)                                                                                      (859)              (469)
                                                                                        -------------------------------------
Total stockholders' equity                                                                      18,135             15,129
                                                                                        -------------------------------------
Total liabilities and stockholders' equity                                                     $26,102            $22,185
                                                                                        =====================================

Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated financial statements at that date.

                                                                3 of 15

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three months ended                     Nine months ended
                                                               March 31                               March 31
                                                  -----------------------------------    -----------------------------------
                                                        1996             1995                  1996              1995
                                                  -----------------------------------    -----------------------------------
                                                                   (000's omitted, except per share data)
Net sales                                              $ 4,910           $5,832               $21,419          $ 12,786
Cost of goods sold                                       2,802            3,138                11,473             7,285
                                                  -----------------------------------    -----------------------------------
Gross profit                                             2,108            2,694                 9,946             5,501

Selling, general and administrative                      1,598            2,136                 5,424             4,674
Depreciation and amortization of property, plant
    and equipment                                          136              353                   389               663
Net interest expense and amortization of
    deferred note issuance costs                            58               59                   155               126
Interest and other (income) - net                         (394)            (353)                 (856)             (878)
Minority interest in income of consolidated
    subsidiary                                              31                -                    31                 -
                                                  -----------------------------------    -----------------------------------
Income before income taxes                                 679              499                 4,804               916
Provision for income taxes                                 188               96                 1,551               102
                                                  -----------------------------------    -----------------------------------
Net income                                               $ 491           $  403               $ 3,253            $  814
                                                  ===================================    ===================================

Net income per common and common equivalent share
                                                         $0.18            $0.15                 $1.23             $0.31
                                                  ===================================    ===================================

Number of shares used in computation                 2,679,980        2,666,830             2,653,303         2,666,830
                                                  ===================================    ===================================

                                                                          4 of 15

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Nine months ended
                                                                               March 31
                                                                 -------------------------------------
                                                                        1996              1995
                                                                 -------------------------------------
                                                                           (000's omitted)
Operating activities
Net income                                                            $ 3,253            $   814
Adjusted to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                      643              1,038
       Amortization of non-compete agreement                             (450)              (450)
       Provision for losses on accounts receivable                          4                 54
       Loss on sale of equipment                                            -                 (3)
       Changes in operating assets and liabilities:
          Accounts receivable                                             927             (1,404)
          Inventories                                                     224             (1,408)
          Prepaid expenses and other current assets                       150               (352)
          Deferred taxes                                                    -                101
          Other assets                                                     (5)                73
          Accounts payable and accrued expenses
              and other current liabilities                               649              1,627
                                                                 -------------------------------------
Net cash provided by operating activities                               5,395                 90

Investing activities
Purchases of property and equipment                                      (588)              (708)
Net (purchases) sales of marketable securities                         (5,855)               518
                                                                 -------------------------------------
Net cash used in investing activities                                  (6,443)              (190)

Financing activities
Reductions of not receivable stockholder                                   80                  -
Increase in long-term borrowings                                          712                249
Issuance of common stock                                                  222                176
Repurchase of common stock for treasury                                  (390)              (421)
                                                                 -------------------------------------
Net cash provided by financing activities                                 624                  4

Net decrease in cash and cash equivalents                                (424)               (96)
Cash and cash equivalents at beginning of period                        1,366                182
                                                                 -------------------------------------
Cash and cash equivalents at end of period                            $   942          $      86
                                                                 =====================================

                                       5 of 15

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1996




Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

Certain reclassifications have been made to the quarterly information to conform to the current presentation.

Note B - Inventories

Inventories are stated at the lower of cost (first in, first out method) or market.

Inventories consist of the following:

                                       March 31          June 30
                                         1996              1995
                                  ------------------------------------

Raw materials                           $2,201             $2,110
Work in process                            907              1,195
Finished goods                             485                512
                                  ------------------------------------
                                        $3,593             $3,817
                                  ====================================

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

                                  6 of 15

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


The following table sets forth the periods indicating the percentage relationship to net sales of certain items from the consolidated statement of operations:

                                                                            Percent of Net Sales
                                                          Three months ended                     Nine months ended
                                                               March 31                             December 31
                                                  -----------------------------------    -----------------------------------
                                                        1996             1995                  1996              1995
                                                  -----------------------------------    -----------------------------------
                                                                               (000's omitted)
Net sales                                             100.00%          100.00%               100.00%           100.00%
Cost of goods sold                                     57.07            53.80                 53.56             57.00
                                                  -----------------------------------    -----------------------------------
Gross profit                                           42.93            46.20                 46.44             43.00

Selling, general and administrative expenses,
    including depreciation and amortization of
    property and equipment
                                                       35.32            42.70                 27.14             41.80
Interest expense                                        1.19             1.00                  0.73              0.90
Interest and other income - net                         8.02             6.10                  4.00              6.90
Minority interest                                      (0.63)            -                    (0.15)             -
                                                  -----------------------------------    -----------------------------------
Income before income taxes                             13.81             8.60                 22.42              7.20
Provision for income taxes                              3.80             1.60                  7.24              0.80
                                                  -----------------------------------    -----------------------------------
Net income                                             10.01%            7.00%                15.18%             6.40%
                                                  ===================================    ===================================

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Revenues for the three months ended March 31, 1996 were $4,910,000, comprised of net sales of the Company's TACTech subsidiary of $410,000 and of the Company's Omnirel subsidiary of $4,500,000. Net sales for the three months ended March 31, 1995 were $5,832,000, comprised of net sales of TACTech of $296,000 and net sales of Omnirel of $5,536,000.

Omnirel's shipments of General Electric of multi-chip power modules systems containing power hybrid componentry accounted for 27% of Omnirel's revenues for the three months ended March 31, 1996 compared to 60% for the comparable 1995 quarter. The decline in revenues from General Electric of approximately $2,100,000 was offset by an increase of 48% (or approximately $1,000,000) in Omnirel's other business segments during the current reporting period.

Net sales for TACTech increased 39% for the three months ended March 31, 1996 compared to the comparable 1995 quarter due principally to an increase of approximately 25% in the number of subscribers.

Omnirel and TACTech represent 81% and 19% respectively of the Company's consolidated gross profit which decreased $586,000 during the quarter ended March 31, 1996 from $2,694,000 for the quarter ended March 31, 1995. The reduction was due largely to the decline in Omnirel's sales volume which decreased the absorption of overhead thereby increasing its cost of goods sold by 5.5% as expressed as a percentage of net sales.

                                  7 of 15

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


The selling, general and administrative expenses including depreciation and amortization of property, plant and equipment decreased $754,000 for the quarter ended March 31, 1996 from $2,489,000 for the quarter ended March 31, 1995. This decrease largely is attributed to the following costs and expenses in the third fiscal quarter of 1995 that did not reoccur in the current quarter: in 1995 there was a charge of $391,000 relating to the termination of a proposed restructuring of the Company in which stock of TACTech and Omnirel would have been distributed to shareholders of the Company, and in 1995 the Company also recorded an increase in depreciation and amortization in the amount of $193,000 due to the reevaluation of the useful life of certain machinery and equipment owned by Omnirel and acquired by Zing as part of the June 1991 acquisition of Omnirel.

The backlog of Omnirel as of March 31, 1996 was $9,300,000 of which approximately 12% represented orders from General Electric as compared to a backlog of approximately $16,000,000 at March 31, 1995 of which approximately 58% represented orders from General Electric. The backlog from customers other than General Electric increased approximately 21.5% as of the quarter ending March 31, 1996 compared to the end of the prior comparable quarter.

Interest and other income for the three months ended March 31, 1996 includes $237,000 of net earnings on the Company's investment portfolio consisting of dividend income of $246,000, and a charge of $9,000 for the diminution in value of the Company's non-current marketable securities. For the quarter ended March 31, 1995, the net earnings on the Company's investment portfolio aggregated $201,000 consisting of dividend income of $95,000, net realized gains of $143,000 and $37,000 of unrealized losses on trading securities.

The provision of income taxes expressed as a percentage of income before income taxes increased to 26% as compared to 19% for the prior comparable quarter due to the extent of the Company's utilization of net operating loss carryforwards.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

Revenues for the nine months ended March 31, 1996 were $21,419,000, comprised of net sales of TACTech of $1,183,000 and Omnirel of $20,236,000. Net sales for the nine months ended March 31, 1995 were $12,786,000, comprised of net sales of TACTech of $881,000 and net sales of Omnirel of $11,905,000.

The 70% growth of Omnirel's sales was largely as a result of continued fulfillment of a series of orders placed previously by General Electric for multi-chip power module systems containing power hybrid componentry. These orders accounted for 63% of Omnirel's revenue for the nine months ended March 31, 1996 compared to 48% for the comparable 1995 period.

Net sales for TACTech increased 34% for the nine months ended March 31, 1995 compared to the comparable 1995 period due principally to an increase of approximately 25% in the number of subscribers.

Omnirel and TACTech represent 88% and 12% respectively of the Company's consolidated gross profit which grew to $9,946,000 during the nine months ended March 31, 1996 from $5,501,000 for the nine months ended March 31, 1995. Omnirel's cost of goods sold decreased approximately 5% as a percentage of net sales primarily due to increased sales which increased the absorption of overhead.

As a result of the increased consolidated revenues, selling and general administrative expenses decreased approximately 15% of revenues for the nine months ended March 31, 1996 from the comparable 1995 period.

                                  8 of 15

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


The selling, general and administrative expenses including depreciation and amortization of property, plant and equipment increased to $5,812,000 for the nine months ending March 31, 1996 which was $475,000 greater than the prior comparable period. The increases in selling, general and administrative were due primarily to increases in consolidated management incentive compensation of $558,000 and an increase in Omnirel's research and development expense of $444,000. These increases were offset by nonrecurring expenses in the nine months ending Mach 31, 1995 for corporate restructuring and accelerated depreciation and amortization expense due to the reevaluation of the useful life of depreciable assets of approximately $391,000 and $193,000 respectively.

Interest and other income for the nine months ended March 31, 1996 includes $347,000 of net earnings on the Company's investment portfolio consisting of dividend income of $667,000, net realized losses of $21,000 and a charge of $299,000 for the diminution in value of the Company's non-current marketable securities. For the nine months March 31, 1995, the net earnings on the Company's investment portfolio aggregated $424,000 consisting of dividend income of $316,000, net realized gains of $137,000 and $29,000 of unrealized losses on trading securities.

The provision for income taxes expressed as a percentage of income before income taxes increased to 32% due to the extent of the Company's utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Management expects that its internally generated funds and available bank lines of credit will be sufficient to finance the continued operations of the Company. During the third current fiscal quarter of 1995, the Company repurchased 42,100 shares of common stock for approximately $390,000. Subsequent to March 31, 1996, the Company repurchased an additional 13,000 of its shares for approximately $125,000.

                                  9 of 15

PART 2.  OTHER INFORMATION


                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

       Exhibit 10 - Amendment No. 1 to the Employment Agreement among
                      John F. Catrambone, Zing Technologies, Inc. and Omnirel Corporation.

       Exhibit 11 - Statement re: computation of earnings per share

(b) The Company did not file any report on Form 8-K during the nine months ended March 31, 1996.


                                  10 of 15

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ZING TECHNOLOGIES, INC.




                                        ----------------------------------------
                                           (Registrant)



Date  May 13, 1996                      /S/ ROBERT E. SCHRADER
      -----------------                 ----------------------------------------
                                        Robert E. Schrader
                                        President and Chief Executive Officer



Date  May 13, 1996                      /S/. MARTIN S. FAWER
      -----------------                 ----------------------------------------
                                        Martin S. Fawer
                                        Treasurer and Chief Financial Officer


                                  11 of 15