Form 10KSB
period 1996-06-30
ZING TECHNOLOGIES INC
filed 1996-10-04
CIK 756055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       or

[  ]    TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE  REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 0-14328

                             ZING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)



                       New York                                                13-2650621
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. employer identification no.)

           115 Stevens Avenue, Valhalla, NY                                        10595
-----------------------------------------------------------------   ------------------------------------
       (Address of principal executive offices)                                  (Zip Code)



Registrant's telephone number, including area code (914) 747-7474

Securities registered pursuant to Section 12(b) of the Act:

                                                                            Name of each exchange
                    Title of each class                                      on which registered
                    -------------------                              -------------------------------------

                Common Stock, $.01 Par Value
                ----------------------------                         -------------------------------------


Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 25, 1996 was $10,760,081.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _

State issuer's revenues for its most recent fiscal year. $26,049,000

The number of shares of common stock, $.01 par value, outstanding as of September 25, 1996 was 2,494,199.

Transitional small business disclosure format Yes ____ No _X_

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     Page 1 of 35, Exhibit Index on Page 32

                               TABLE OF CONTENTS

PART I

Item 1   -   Business..........................................................3

Item 2   -   Properties........................................................8

Item 3   -   Legal Proceedings.................................................8

Item 4   -   Submission of Matters to a Vote of Security Holders...............9


PART II

Item 5   -   Market for Registrant's Common Stock and Related Matters..........9

Item 6   -   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...........................................10

Item 7   -   Financial Statements and Supplementary Data .....................15

Item 8   -   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........................32

PART III

Items

9-12     -   Directors and Executive Officers of the Registrant;
             Executive Compensation; Security Ownership of Certain
             Beneficial Owners and Management; Certain Relationships
             and Related Transactions.........................................32


Item 13  -   Exhibits and Reports on Form 8-K.................................32

PART I

ITEM 1.      BUSINESS

GENERAL

Zing Technologies, Inc. ("Zing" or the "Company") is a holding company with one material 98% owned operating subsidiary, Omnirel Corporation ("Omnirel") (approximately 84% owned by Zing on a fully diluted basis), and one non-material 90% owned operating subsidiary, Transition Analysis of Component Technology, Inc. ("TACTech"). Zing was incorporated in New York on October 17, 1969.

Since June 26, 1991, when the Company acquired Omnirel, the Company has engaged in the manufacture and sale of high reliability multi-chip power semiconductors, integrated power modules and packaged semiconductor components in its niche market and has expanded its distribution into the high-end commercial and industrial market.

High reliability multi-chip power semiconductors and integrated power modules are defined as electronic components and are single-package devices with a power dissipation of five watts or more. They combine active power semiconductor components and passive components (such as capacitors and resistors) which form integrated intelligent power electronic circuits which control, drive and regulate the input and output of power (electricity) in motion control and power supply applications for use in electronic systems and equipment. Omnirel manufacturing techniques and design standards for the military and high reliability industrial markets are more exacting than is the case for commercial general purpose hybrid circuit components. The products manufactured by Omnirel include custom designed products as well as standard commodity products.

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

TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the Department of Defense and defense contractors. The databases provide the end users with information useful in determining the projected life cycle (obsolescence) of microcircuits and discrete semiconductor devices used primarily in the manufacture of systems for military and aerospace applications. TACTech software also contains a description and the general specification of each microcircuit and discrete semiconductor device, thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank the devices according to life cycle and availability based on sources of supply. The TACTech database is believed to include virtually all standard microcircuits and discrete devices with high reliability specifications used primarily for military or aerospace application. The database is constantly updated and delivered on a real-time or near real-time basis. The operations of TACTech represent approximately 6% of the Company's net sales.

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

On May 19, 1993, Zing sold the net assets of its high reliability electronic component distribution and value added service businesses to Arrow Electronics, Inc. (the "Arrow Sale"). Arrow (NYSE-ARW) is the world's largest electronic components distributor. The purchase price was $21,254,000, representing a premium of approximately $3,000,000 over the net book value of the assets transferred. In accordance with the terms of the original sales agreement, in June 1996, Zing received an additional $2,000,000 from Arrow Electronics based on the performance of Arrow's high reliability electronic components and value-added business.

COMPETITION

The market for high reliability power semiconductor multi-chip modules is fragmented. There is no single firm which maintains a dominant position, either in technology or in market share. Based on various industry publications, the resale market for Omnirel's product was approximately $300,000,000 in 1995 and is expected to grow at a rate between 8% and 10% through the 1990's. The market for power hybrid products which Omnirel addresses is in excess of $125,000,000 a year and approximately 65% of the sales to such market are made by five manufacturers (including Omnirel) of power hybrid components. Omnirel is the only such manufacturer whose primary focus is on high reliability power semiconductor multi-chip modules. The principal competitors of Omnirel are other hybrid manufacturers, original equipment manufacturers with internal capability and power semiconductor manufacturers who offer multi-chip modules as a complementary product line. Omnirel distinguishes itself in the marketplace principally on the strength of its focus on power applications. It has complete design, manufacturing and high reliability screening capabilities in-house, and has developed a reputation for innovative solutions for customer needs. The Company also competes on the basis of pricing and delivery.

MARKETING AND SALES

Omnirel markets its products through four regional sales managers in the United States and twenty-three sales representative organizations world-wide. Omnirel sells both standard and custom products to approximately two hundred customers world-wide. Standard products are sold both through distributors and directly to customers. Custom products are sold directly to customers.

Omnirel publishes and distributes to its existing customers and potential new customers a catalogue of its standard products. Omnirel management has focused its marketing effort in the United States where sixteen independent sales representatives are coordinated by Omnirel's sales management. Key accounts are also covered by area managers in each sales region. Seven representatives/distributors are currently in place in Europe marketing Omnirel's products.

Omnirel's customers are primarily major electronic equipment and systems manufacturers such as General Electric, Loral, Allied Signal, United Technologies, Hughes Aircraft, Boeing, Texas Instruments, Raytheon and Motorola. Sales of various products to General Electric representing multiple industrial and military/aerospace programs at four separate locations aggregated 58% of Omnirel's sales revenues for fiscal year 1996 of which a single project accounted for approximately 57% of 1996 sales. Revenues from General Electric are expected to decline significantly over the next several years. The amount of the decline will be dependent upon factors such as the level of General Electric's own business, whether and to what extent Omnirel continues as General Electric's supplier and whether Omnirel can produce the products required by General Electric based upon changing technology. Arrow Electronics is Omnirel's exclusive distributor in the Continental United States of its single and multi-chip semiconductor devices for a period ending December 31, 1996.

Omnirel's customers outside the United States and export sales outside the United States are as follows:




                                                    (000's omitted)
                                               1996        1995       1994
                                               ----        ----       ----


Canada                                          $230       $ 67        $ 89

Europe                                           258        172         183

Mid East (Israel)                                172         99          30

Far East (Japan)                                   7         12           5

South Pacific (Australia)                          -         12         151
                                             ---------- ----------- ----------

Total                                           $667       $362        $458
                                             ========== =========== ==========



Omnirel's backlog on June 30, 1996 was $9,335,000, of which $156,000 is related to General Electric. This compares to a backlog of $15,900,000 on June 30, 1995 of which $9,100,000 was accounted for by General Electric. In addition, Omnirel's backlog attributable to non-General Electric business increased from approximately $6,800,000 at June 30, 1995 to approximately $9,200,000 at June 30, 1996. Approximately 90% of the current backlog is anticipated to be delivered over the next twelve month period.

For the fiscal years 1996, 1995, and 1994 Omnirel did not enter into any contracts with either customers of the United States Government or any agency of the United States Government. Omnirel sells its products to subcontractors of certain government agencies through customer purchase orders. Cancellation of purchase orders from time to time is customary in the power hybrid component industry. Under standard industry practices, in the event of cancellation, Omnirel is entitled to reimbursement of costs incurred and a reasonable profit for work performed prior to the cancellation.

The sale of Omnirel products is not seasonal. However, the timing of sales to Omnirel's principal customer was concentrated predominantly in the first quarter, and to a lesser extent, the second quarter of fiscal 1996.

SUPPLIER AND MATERIALS USED

Unpackaged semiconductors, in chip form, and other components such as capacitors and resistor chips or surface mount devices, metal, plastic packages and ceramic materials are used by Omnirel in the manufacture of its products. These materials and components, none of which are presently in short supply, are purchased from time to time on the open market, and Omnirel has no long term commitments for their purchase. Omnirel is not dependent on any one supplier for a primary material. Omnirel has agreements with a number of premier semiconductor manufacturers which allow Omnirel to buy products directly from such manufacturers. These agreements allow Omnirel to be apprised of technological advances and developments.

PRODUCT WARRANTY

Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. Omnirel's liability for defective products is limited solely to replacement thereof upon receipt from the customer of notice of breach of warranty within periods varying between three (3) and twelve (12) months of the date of shipment, depending upon the product. Omnirel disclaims any liability for a customer's cost of replacement of defective products, lost profits, loss of use and consequential damages. Omnirel also disclaims any warranty of merchantability and all other warranties, expressed or implied.

PATENTS, TRADEMARKS AND LICENSES

Omnirel does not possess any patents for proprietary manufacturing processes. Omnirel believes, however, that its proprietary processes and product technologies are such that they give it a unique position in the design and manufacture of power semiconductor modules and multi-chip modules using semiconductor assembly technology. The Omnirel name and logo are unique trademarks. While Omnirel considers that in the aggregate its trademarks are important in its operation, it does not consider that the trademarks are of such importance that termination could materially affect its business. TACTech maintains copyright protection for its computer software and claims proprietary trade secret protection through customer licensing agreements.

INVENTORY

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

RESEARCH AND DEVELOPMENT

Generally, Omnirel's research and development expenditures involve engineering and design of custom products for specific applications, development of new packaging techniques and development of packaging for new semiconductor devices. Research and development expenditures for the fiscal years ended June 30, 1996, June 30, 1995 and June 30, 1994 were $1,361,000, $1,055,000 and $841,000, respectively or 5.2%, 4.7% and 7.3% of sales in the respective years.

EMPLOYEES

As of June 30, 1996, Zing had 186 employees, 115 of whom were employed by Omnirel in a manufacturing capacity and 43 in clerical, administrative, engineering or sales positions at Omnirel. The Company employs six people in executive or administrative functions, and TACTech employs three computer programmers and an additional 19 persons in clerical, sales, customer support and administrative roles. None of Zing's employees are covered by a collective bargaining agreement.

As of June 30, 1996, as a result of the issuance of 151,000 options to purchase Omnirel common stock, at or above fair market value at the grant date, to Omnirel employees in fiscal 1995, the Company's ownership of Omnirel could be reduced to approximately 84% upon the exercise of such options. 134,000 options with an exercise price of $8 vest over a three year period and 17,000 options with an exercise price of $10 vest over a five year period. During 1996, Omnirel granted an additional 10,000 options with an exercise price of $10. As of June 30, 1996, 44,667 $8 options and 3,400 $10 options were exercisable.

ITEM 2.

PROPERTIES

The Company leases 750 square feet at a modern office building located in Valhalla, New York, where it maintains its executive offices. The Company pays an annual rent of $15,000 for the Valhalla space. The lease term expires on October 31, 1996. The lease provides for two consecutive one year extensions at the Company's option. The Company intends to exercise its option to extend the lease until October 31, 1997 at the same annual rent of $15,000 per annum. The Company uses all of the leased space.

Omnirel owns a 6.5 acre parcel of land with a 38,000 square foot, one story, modern facility located in Leominster, Massachusetts, where Omnirel manufactures its products in a clean-room environment. Omnirel's processes are certified to MIL-STD 1772 and registered to ISO 9001. Approximately 12,000 square feet of the Company's facility is rated and certified as a class 10,000 clean-room environment. This location houses all of the operations of Omnirel. The clean room facility is equipped with design, manufacturing, electrical test and environment screen equipment which are state-of-the-art. Omnirel utilizes all of its available space within the facility.

In April 1996, Omnirel began expansion on its Leominster facility. This expansion is expected to be complete in October 1996, adding 10,000 square feet of manufacturing space.

TACTech is currently  leasing a facility in Yorba Linda,  California  from Arrow
Electronics  on  a  month-to-month   basis  at  a  cost  of  $3,500  per  month.
Approximately 40% of TACTech's facility is in productive use.

The Company does not currently have a formal policy in place specifically addressing investments in real estate and real estate related products. Current investments do not include real estate or real estate related products other than real property discussed above. The Company has a policy of investing its liquid assets in equity securities primarily tradable on the New York and other major stock exchanges. The Company's policy is to invest in companies whose securities have a significant public float providing liquidity in the event of sale. The investment portfolio at June 30, 1996 consists primarily of preferred stock.

The Company's investing activities have been limited by resolution of the Board of Directors. The Company's Board directed that the Company cannot invest more than 25% of its invested capital in common stocks, and cannot invest in common stocks issued by companies other than companies engaged in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution. The Board authorized the Company to maintain a margin account to provide the Company with additional funds used to facilitate the purchase of preferred stocks. The Board authorization additionally provides that dividend returns on the preferred stock so purchased must exceed the interest expense on the debt incurred to purchase the securities. The Company also engaged in one short sale against the box in fiscal 1996 in order to lock in a significant gain and defer a tax liability on a security until the Company closed the short sale. Subject to the limitations imposed by the Board of Directors, the Company can alter its investment policies and investment portfolio at any time without shareholder consent.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the National Market System (NMS) of NASDAQ, under the symbol ZING. The following table sets forth the high and low closing prices of the Company's Common Stock on the NMS for each quarterly period during the last two years.

                                                  HIGH       LOW
                                               ---------------------

Fiscal Year Ended June 30, 1995
  First Quarter                                   2 1/2      1 7/8
  Second Quarter                                  6 3/4      2 1/16
  Third Quarter                                  10 1/4      4 5/8
  Fourth Quarter                                 12 7/8      6 5/8

Fiscal Year Ended June 30, 1996
  First Quarter                                  24 3/4     12 1/8
  Second Quarter                                 20 1/2      9 3/4
  Third Quarter                                  13          7 7/8
  Fourth Quarter                                 14          9 1/4

Fiscal Year Ended June 30, 1997
  First Quarter                                  10 3/4      9 1/8



There were 2,494,199 shares of Common Stock outstanding and 81 holders of record, and at least 1,232 beneficial owners of the shares as of September 25, 1996.

No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1996 and 1995. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



                                      YEAR ENDED     NINE MONTHS
                                     SEPTEMBER 30,  ENDED JUNE 30,          YEAR ENDED JUNE 30
                                          1992        1993 (6)        1994         1995         1996
                                     -------------- ------------- ------------ ------------ ------------
                                                   (000's omitted, except per share data)


OPERATING DATA
  Net sales                            $91,698         $52,602      $11,483      $22,591      $26,049
  Cost of goods sold                    70,439          40,624        6,637       13,073       14,272
                                     -------------- ------------- ------------ ------------ ------------
  Gross profit                          21,259          11,978        4,846        9,518       11,777
  Selling, general and
    administrative expenses (1)         21,238          13,967        5,255        7,579        7,791
  Interest expense (2)                   2,397           1,443          286          148          287
  Interest and other income - net
    (3)                                      -               -         (860)      (1,051)      (3,100)
  Minority interest in income of
    consolidated subsidiary                  -               -            -            -           41
                                     -------------- ------------- ------------ ------------ ------------
  Income (loss) before income taxes
    and extraordinary item              (2,376)         (3,432)         165        2,842        6,758
  Provision (credit) for income
    taxes                                 (215)             36            3          325        2,345
                                     -------------- ------------- ------------ ------------ ------------
  Income (loss) before
    extraordinary item                  (2,161)         (3,468)         162        2,517        4,413
  Extraordinary item (4)                    29            (155)          53            -            -
                                     -------------- ------------- ------------ ------------ ------------
Net income (loss)                      $(2,132)        $(3,623)     $   215      $ 2,517      $ 4,413
                                     ============== ============= ============ ============ ============

PER SHARE DATA (5)
  Income (loss) before
    extraordinary item                  $  (.80)       $ (1.25)     $   .06      $   .94       $  1.68
  Extraordinary item                        .01           (.06)         .02         -             -
                                     -------------- ------------- ------------ ------------ ------------
Net income (loss)                       $  (.79)       $ (1.31)     $   .08      $   .94       $  1.68
                                     ============== ============= ============ ============ ============

Weighted average shares outstanding   2,696,000      2,774,000    2,747,000    2,671,000     2,629,000





                                       YEAR ENDED
                                      SEPTEMBER 30,                   YEAR ENDED JUNE 30
                                          1992          1993          1994         1995         1996
                                     -------------- ------------- ------------ ------------ ------------

BALANCE SHEET DATA
  Working capital                      $18,541         $ 6,228      $ 3,878      $ 6,218      $14,798
  Total assets                          43,710          32,264       18,360       22,185       35,251
  Long-term obligations                 14,431               -          626          741        1,445
  Stockholders' equity                  16,168          12,540       12,424       15,129       19,722


(1) Includes provision for doubtful accounts, depreciation and amortization of property and equipment.

(2) Includes amortization of deferred note issuance costs (1992, 1993 and 1994).

(3) Includes interest income, dividend income, realized and unrealized losses on marketable securities and amortization of the non-compete agreement and, in 1996, $2,000,000 from Arrow Electronics as an additional purchase price realized from the sale of its electronic component distribution assets in May, 1993.

(4)   A gain (loss) from the extinguishment of debt, net of income taxes.

(5) Per share data represents income (loss) per common and common equivalent share. See Note A to Consolidated Financial Statements for additional information regarding per share data.

(6) During 1993 the Company changed its year end from September 30 to June 30 and sold the net assets of its high reliability electronic component distribution business to Arrow Electronics, Inc.

The following table sets forth for the period indicated the percentage relationship to net sales of certain items from the Company's consolidated statements of operations.

                                                               YEAR ENDED JUNE 30
                                                        1996          1995           1994
                                                    ------------- -------------- -------------

Net sales                                               100.0%        100.0%         100.0%
Cost of goods sold                                       54.8          57.9           57.8
                                                    ------------- -------------- -------------
Gross profit                                             45.2          42.1           42.2
Selling, general and administrative expenses             27.8          28.1           38.9
Depreciation and amortization of property, plant
  and equipment                                           2.1           5.5            6.9
Interest expense and amortization of deferred
  note issuance costs                                     1.1            .6            2.5
Interest and other income, net                          (11.9)         (4.7)          (7.5)
Minority interest in income of consolidated
  subsidiary                                               .2           -              -
                                                    ------------- -------------- -------------
Income before income taxes and extraordinary item        25.9          12.6            1.4
Provision for income taxes                                9.0           1.4            -
                                                    ------------- -------------- -------------
Income before extraordinary item                         16.9          11.2            1.4
Extraordinary item                                        -             -               .5
                                                    ------------- -------------- -------------
Net income                                               16.9%         11.2%           1.9%
                                                    ============= ============== =============


RESULTS OF OPERATIONS - FISCAL 1996 COMPARED TO FISCAL 1995

The Company reported net income of $4,413,000 or $1.68 per share for the fiscal year ended June 30, 1996 as compared to net income of $2,517,000 or $.94 per share for the fiscal year ended June 30, 1995. This significant increase is principally attributable to the following factors: the realization by the Company of an additional $2,000,000 from the sale of the net assets of its high reliability electronic semiconductor component distribution and value-added services business to Arrow Electronics in May 1993 (the "Arrow Sale") and the increased profitability of its material subsidiary, Omnirel Corporation.

Consolidated net sales increased to $26,049,000. This represented an increase of $3,458,000 over the prior comparable period. Omnirel's net sales in the 1996 fiscal year accounted for 94% of consolidated net sales as compared to 95% of consolidated net sales in the 1995 fiscal year. The balance of consolidated net sales in each period is attributable to the operations of the Company's TACTech subsidiary.

Net sales from the Company's Omnirel subsidiary increased $3,065,000 (14%) for the fiscal year ended June 30, 1996 thereby accounting for 89% of the increase in the Company's consolidated revenues over the prior comparable period.

Of the growth in Omnirel's net sales, 25% was attributable to an order placed by General Electric for multi-chip power module systems containing power hybrid components. These orders accounted for 57% of Omnirel's 1996 fiscal year sales compared to 63% for the comparable prior period.

Net sales in TACTech increased approximately 32% in the fiscal 1996 period compared to the 1995 period due principally to a 22% increase in the subscriber base.

Consolidated gross profit for the fiscal year ended June 30, 1996 was $11,777,000 as compared to $9,518,000 for the comparable prior fiscal period. Omnirel's cost of goods sold decreased approximately 2.7% (expressed as a percentage of Omnirel's net sales) resulting from lower material and labor costs due primarily to improvements in yield and component purchase costs.

Selling, general and administrative expenses during fiscal year 1996 increased approximately $892,000 over the prior year. This increase was substantially attributable to costs incurred for research and development at Omnirel in the amount of $300,000. In addition, TACTech incurred new product costs of $100,000 in 1996.

The Company experienced a decrease in depreciation and amortization expense in the amount of $680,000 during the fiscal year ended June 30, 1996 as compared to the prior comparable period. During the fiscal year ended June 30, 1995, Omnirel changed the estimated useful lives of certain machinery and equipment due to Omnirel's accelerated and additional use of such machinery and equipment. As a result of the aforementioned change and prior year charge of $386,000 and the fact that various machinery and equipment became fully depreciated, Omnirel's depreciation decreased approximately $710,000 during the 1996 fiscal year.

Interest expense of the Company increased approximately $139,000 during the fiscal year ended June 30, 1996 as compared to the prior comparable reporting period. Of this increase, approximately $90,000 related to additional Omnirel indebtedness during the 1996 fiscal year, primarily for the acquisition of building and capital equipment.

Interest and other income increased by $2,049,000 during the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995. This increase was primarily attributable to the realization during the fourth quarter of the 1996 fiscal year of the additional $2,000,000 received from the Arrow Sale. Included in interest and other income is dividend income aggregating $956,000 in fiscal 1996 and $421,000 in fiscal 1995. In addition, net realized and unrealized losses on marketable securities aggregated $578,000 in fiscal 1996 and net realized and unrealized gains aggregated $27,000 in fiscal 1995.

Provision for income taxes in fiscal 1996 amounted to $2,345,000, representing an effective tax rate of 34.7%. The 1996 income tax provision was reduced by the release of $173,000 of valuation allowances related to net operating losses. The provision in fiscal 1995 was $325,000 (or an 11.4% effective tax rate) after giving effect to the Company's utilization of $3,000,000 of net operating losses and the related release of valuation allowances previously established for such losses.

RESULTS OF OPERATIONS  FISCAL 1995 COMPARED TO FISCAL 1994

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

The growth in Omnirel's net sales was largely as a result of an ongoing order placed by General Electric for multi-chip power module systems containing power hybrid components. These orders accounted for 63% of Omnirel's fiscal 1995 sales compared to 16% for the comparable period.

Net sales in TACTech increased approximately 37% in the fiscal 1995 period compared to the 1994 period due principally to an increase in the subscriber base and a United States Department of Defense contract.

Consolidated gross profit for the fiscal year ended June 30, 1995 was $9,518,000 as compared to $4,846,000 for the comparable fiscal period. Omnirel's cost of goods sold increased comparably to net sales and remained essentially constant as a percentage of net sales as the increased efficiency in usage of manufacturing facilities offset an increase in material costs and applicable reserves.

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

Provision for income taxes in fiscal 1995 in the amount of $325,000 was after giving effect to the Company's utilization of $3,000,000 of the Company's net operating losses and the related release of valuation allowances previously established for such losses. In fiscal 1994, the Company adopted FASB 109, "Accounting for Income Taxes." Pursuant to FASB 109, the Company recorded a deferred tax asset, a deferred tax liability and a valuation allowance account which resulted in the provision for income taxes in fiscal 1994 in an amount of only $3,000. See Note F of the Consolidation Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1996 and 1995, the Company employed most of its cash and cash equivalents in the acquisition of marketable securities. Omnirel's operations in fiscal 1996 and 1995 were funded from internally generated cash and available bank lines of credit. During the 1996 fiscal year, Omnirel repaid its remaining intercompany debt to the Company of approximately $3,600,000.

IMPACT OF INFLATION

Inflation did not have significant impact on the operations of the Company for all periods presented.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Shareholders and Board of Directors
Zing Technologies, Inc. and Subsidiaries
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Zing Technologies, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zing Technologies, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          ERNST & YOUNG LLP

September 17, 1996
White Plains, NY

                    Zing Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                          JUNE 30
                                                                 1995             1996
                                                             ----------------------------------
                                                                      (000's omitted)

ASSETS
Current assets:

   Cash and cash equivalents                                      $ 1,366        $     727
   Marketable securities (Note H)                                   1,489           19,927
   Accounts receivable, less allowances of
      $66 and $135, respectively                                    3,533            2,352
   Inventories (Note C)                                             3,817            4,290
   Prepaid expenses                                                   248              145
   Other current assets                                               380              341
                                                             ----------------------------------
Total current assets                                               10,833           27,782


Property, plant and equipment (Note D)                              9,028           10,002
Less: accumulated depreciation and amortization                     4,427            5,181
                                                             ----------------------------------
                                                                    4,601            4,821


Marketable securities - non-current (Note H)                        3,787                -
Deferred income taxes, net of valuation allowance (Note F)          1,284            1,095

Excess of cost over assets acquired, net of accumulated
   amortization of $868 and $1,021, respectively                    1,668            1,515
Other assets                                                           12               38
                                                             ----------------------------------
Total assets                                                      $22,185          $35,251
                                                             ==================================



See notes to consolidated financial statements.

                                                                          JUNE 30
                                                                   1995             1996
                                                             ----------------------------------
                                                                      (000's omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                               $ 2,035         $  1,495
   Accrued expenses                                                 1,566            1,698
   Accrued compensation expense                                       524              666
   Loans payable bank                                                   -            5,831
   Short positions in marketable equity securities (Note H)             -            1,026
   Due to broker                                                      259            2,229
   Current portion of long-term obligations                           231               39
                                                             ----------------------------------
Total current liabilities                                           4,615           12,984

Long-term obligations, less current portion (Note E)                  741            1,445
Deferred income - non-compete agreement                             1,700            1,100

Stockholders' equity (Note G):
   Common stock (par value $.01 per share;
      authorized 12,000,000 shares; issued
      2,797,415 shares as of June 30, 1995 and issued
      2,874,117 shares as of June 30, 1996                             28               28
   Additional paid-in capital                                      13,466           13,860
   Note receivable from stockholder                                  (250)            (170)
   Net unrealized gain on marketable
      securities (Note H)                                               -              220
   Retained earnings                                                2,354            6,767

   Less treasury shares at cost (199,918 shares - 1995,
      255,018 shares - 1996)                                         (469)            (983)
                                                             ----------------------------------
                                                                   15,129           19,722
                                                             ----------------------------------
Total liabilities and stockholders' equity                        $22,185          $35,251
                                                             ==================================



                    Zing Technologies, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                YEAR ENDED JUNE 30
                                                       1994            1995          1996
                                                    -------------------------------------------
                                                      (000's omitted, except per share data)


Net sales                                             $  11,483     $  22,591     $   26,049
Cost of goods sold                                        6,637        13,073         14,272
                                                   -------------------------------------------
Gross profit                                              4,846         9,518         11,777
Selling, general and administrative expenses              4,465         6,347          7,239
Depreciation and amortization of property,
   plant and equipment                                      790         1,232            552
Net interest expense and amortization of
   deferred note issuance costs                             286           148            287
Interest and other income - net                            (860)       (1,051)        (3,100)
Minority interest in income of
   consolidated subsidiary                                    -             -             41
                                                   -------------------------------------------
Income before income taxes and
   extraordinary item                                       165         2,842          6,758
Provision for income taxes                                    3           325          2,345
                                                   -------------------------------------------
Income before extraordinary item                            162         2,517          4,413
Extraordinary item - gain from
   extinguishment of debt                                    53             -              -
                                                   -------------------------------------------
Net income                                            $     215     $   2,517     $    4,413
                                                   ===========================================

Income per common and common equivalent share:
      Income before extraordinary item               $      .06      $    .94     $     1.68
      Extraordinary item                                    .02         -              -
                                                   -------------------------------------------
Net income                                           $      .08      $    .94     $     1.68
                                                   ===========================================
Number of shares used in computation                  2,747,000     2,671,000      2,629,000
                                                   ===========================================


See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                 (000's omitted)

                                                                                                             Net
                                                                                                          Unrealized
                                                                           Note                         Gain (Loss) on
                                              Common Stock   Additional Receivable  Retained               Noncurrent     Total
                                            ----------------  Paid-in      From     Earnings   Treasury   Marketable   Stockholders'
                                             Shares   Amount  Capital   Stockholder (Deficit)    Stock    Securities      Equity
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 1993                    2,693   $   27   $ 13,146   $   (250)  $   (378)     $ (5)                  $ 12,540
Net income                                                                              215                                  215
Net unrealized loss on noncurrent
   marketable securities                                                                                 $   (288)          (288)
Repurchase of common stock for treasury       (12)                                                 (43)                      (43)
                                           -----------------------------------------------------------------------------------------
Balance at June 30, 1994                    2,681       27     13,146       (250)      (163)       (48)      (288)        12,424
Net income                                                                            2,517                                2,517
Recognition of unrealized loss on
   noncurrent marketable securities                                                                           288             288
Repurchase of common stock for treasury      (186)                                                (421)                      (421)
Exercise of warrants                          102        1        320                                                         321
                                           -----------------------------------------------------------------------------------------
Balance at June 30, 1995                    2,597       28     13,466       (250)     2,354       (469)                    15,129
Net income                                                                            4,413                                 4,413
Net unrealized gain on noncurrent
   marketable securities                                                                                      220             220
Repurchase of common stock for treasury       (55)                                                (514)                      (514)
Repayment of note receivable                                                  80                                               80
   from stockholder
Exercise of warrants                           77                 394                                                         394
                                           -----------------------------------------------------------------------------------------
Balance at June 30, 1996                    2,619   $   28   $ 13,860   $   (170)  $  6,767   $   (983)  $    220        $ 19,722
                                           =========================================================================================


See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                      YEAR ENDED JUNE 30
                                                               1994          1995          1996
                                                          -------------------------------------------
                                                                       (000's omitted)

OPERATING ACTIVITIES

Net income                                                    $   215       $ 2,517       $ 4,413
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

      Depreciation and amortization                             1,165         1,534           907
      Amortization of non-compete agreement                      (600)         (600)         (600)
      Provision for losses on accounts receivable                  66           (10)           90
      Provision for deferred income taxes                      (1,255)          (29)          189
      Extraordinary gain                                          (53)            -             -
      Changes in operating assets and liabilities:

         Accounts receivable                                   (1,043)       (1,139)        1,091
         Inventories                                             (423)       (1,426)         (473)
         Prepaid expenses and other current assets              1,177          (174)          142
         Other assets                                           1,511            73           (26)
         Accounts payable and accrued expenses                (13,814)        1,530         2,730
         Other, net                                                 -           184           291
                                                          -------------------------------------------
Net cash provided by (used in) operating activities           (13,054)        2,460         8,754

INVESTING ACTIVITIES

Purchases of property and equipment                              (381)         (850)         (974)
Net purchases of marketable securities                         (4,944)         (332)      (14,431)
                                                          -------------------------------------------
Net cash used in investing activities                          (5,325)       (1,182)      (15,405)
                                                          ===========================================
FINANCING ACTIVITIES

Proceeds from lines of credit and long-term
   borrowings including reclassification                          679           190         7,375
Reductions of lines of credit and long-term debt                    -             -        (1,032)
Exercise of stock warrants                                          -           137           103
Repayment of note receivable from stockholder                       -             -            80
Repurchase of common stock for treasury                           (43)         (421)         (514)
                                                          -------------------------------------------
Net cash provided by (used in) financing activities               636           (94)        6,012
                                                          -------------------------------------------
Net increase (decrease) in cash and cash equivalents          (17,743)        1,184          (639)

Cash and cash equivalents at beginning of year                 17,925           182         1,366
                                                          -------------------------------------------
Cash and cash equivalents at end of year                     $    182       $ 1,366       $   727
                                                          ===========================================



See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

NOTE A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS SEGMENT INFORMATION

The Company operates primarily in one business segment - sales of high reliability power semiconductor multi-chip modules for use in military/aerospace and high-end industrial applications. The Company also markets a turnkey software package and database of pertinent component information.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (Omnirel Corporation ("Omnirel") and Transition Analysis of Component Technology, Inc. ("TACTech)). All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The  Company  recognizes  sales  at  the  time  of  shipment/services  provided.
Consistent with industry practice, Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. As of June 30, 1995 and 1996, the Company has warranty reserves of $343,000 and $222,000, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                    Zing Technologies, Inc. and Subsidiaries

NOTE A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

As of the beginning of fiscal 1995, the Company adopted the provisions of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," and such adoption did not have a material impact on the Company's financial statements. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. As of June 30, 1996, all marketable securities are held as available for sale.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment leased under capital leases, are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty five years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the improvements, whichever is shorter. During the fiscal year 1995 the Company recorded an increase in depreciation and amortization expense in the amount of $386,000 due to a change in estimate of the useful lives of certain machinery and equipment owned by Omnirel due to Omnirel's accelerated and additional use of its manufacturing machinery and equipment.

EXCESS OF COST OVER ASSETS ACQUIRED

The excess cost over assets acquired is being amortized over fifteen years. The Company periodically reviews the carrying value of the excess of cost over assets acquired for recoverability in relation to future earnings.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the Common Stock equivalents of dilutive stock options and warrants.

                    Zing Technologies, Inc. and Subsidiaries

NOTE A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reasonably approximate fair value due to the short maturity of these items. Marketable securities are based upon quoted market prices. The carrying amounts of loans payable bank and long-term obligations also approximate fair value in that interest rates for the credit facilities are tied to the applicable bank's prime lending rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The Company will adopt Statement No. 121 in fiscal 1997, and the impact, if any, is not expected to be material.

The Company accounts for warrants and stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company generally prices its warrants and stock options at fair market value on the date of grant and, therefore, no compensation expense is recognized when granted. In fiscal 1997, the Company intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

NOTE B. ACQUISITION/OFFICER LOAN

On June 26, 1991, the Company acquired substantially all (approximately 96%) of the issued and outstanding shares of common stock of Omnirel Corporation ("Omnirel").

Under the terms of certain shareholder agreements, Omnirel has agreed to and, in certain instances, may be required to repurchase the minority shareholders' interest in Omnirel, at a formula price, as defined, based on the fair value of the Omnirel stock or earnings.

                    Zing Technologies, Inc. and Subsidiaries

In connection with the acquisition, the Company loaned $250,000 to an officer/director of Omnirel and the Company, to purchase common stock of the Company on the open market, in exchange for a non-interest bearing note. The note is due July 1, 2001, is secured by the 84,000 shares of the Company's common stock owned by the officer/director, and is classified as a reduction of equity. During the 1996 fiscal year, $80,000 of this note was repaid. The Company also loaned the officer/director $300,000, the balance of which ($60,000 at June 30, 1995) was repaid in fiscal 1996.

NOTE C. INVENTORIES

Inventories consists of the following:



                                                                   JUNE 30
                                                              1995         1996
                                                        --------------------------
                                                              (000's omitted)


           Raw materials                                     $2,110       $2,472
           Work in process                                    1,195        1,294
           Finished goods                                       512          524
                                                          --------------------------
                                                             $3,817       $4,290
                                                          ==========================



NOTE D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:


                                                                  JUNE 30
                                                              1995         1996
                                                        --------------------------
                                                               (000's omitted)

           Land                                             $   300     $     300
           Building and improvements                          2,572         2,929
           Equipment                                          5,033         5,483
           Furniture and fixtures                               541           744
           Leasehold improvements                               582           546
                                                          --------------------------
                                                             $9,028       $10,002
                                                          ==========================


                    Zing Technologies, Inc. and Subsidiaries

NOTE E. CREDIT FACILITIES

Credit facilities consist of the following:

                                                                   JUNE 30
                                                              1995         1996
                                                          --------------------------
                                                               (000's omitted)


           Loans payable bank:
           Revolving line of credit-Omnirel                 $     -      $   856
           Line of credit-Zing                                    -        4,975
                                                          --------------------------
                                                            $     -       $5,831
                                                          ==========================
           Long-term obligations:
           Mortgage payable to bank                         $     -       $1,484
           Note payable to bank                                 972            -
           Less current portion                                (231)         (39)
                                                          --------------------------
                                                              $ 741       $1,445
                                                          ==========================


At June 30, 1995, Omnirel Corporation had $972,000 outstanding against an equipment line of credit. In December 1995, Omnirel converted the equipment line of credit to a $5,000,000 revolving line of credit (the "Line") expiring November 30, 1996, which bears interest at the bank's base rate plus .5% (8.75% at June 30, 1996). Maximum borrowings under the Line are determined by a formula based upon eligible accounts receivable and inventory balances. At June 30, 1996, borrowings under the Line aggregated $856,000.

The Line requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on the payment of dividends. Substantially all assets, excluding real estate and related fixtures, have been pledged as collateral.

Omnirel obtained a mortgage on its facility in December, 1995. The outstanding balance on the mortgage at June 30, 1996 was $1,484,000. The mortgage matures on December 18, 2000 and monthly payments are made for principal, using a twenty year amortization, and for interest based on the bank's lending rate plus 1.5% (9.75% at June 30, 1996). Omnirel's mortgage is guaranteed by Zing.

During May 1996, Zing entered into a $5,000,000 line of credit expiring May 1, 1997, which bears interest at the option of the Company equal to either the prime rate less .75% or the bank's cost of funds rate (6.3% at June 30, 1996). At June 30, 1996, marketable securities with a fair value of approximately $10,000,000 collateralized borrowings aggregating $4,975,000.

                    Zing Technologies, Inc. and Subsidiaries

                      NOTE E. CREDIT FACILITIES (CONTINUED)

In July 1996, Omnirel replaced the $5,000,000 Line with a new $5,000,000 facility comprised of (a) a $1,500,00 revolving line of credit maturing in November 30, 1997, (b) a $1,500,000 term loan, maturing August 1, 2001, (c) a $500,000 equipment line of credit, expiring November 30, 1997 and (d) a $1,500,000 standby term loan, expiring November 30, 1997. In connection with the refinancing, Omnirel repaid the outstanding balance on the Line and borrowed an additional $640,000 from the $1,500,000 term loan facility. The new facility's covenants and collateral requirements are identical to the original $5,000,000 Line.

The annual payment requirements on the mortgage subsequent to June 30, 1996 are as follows:

                            1997             $   39,000
                            1998                 28,000
                            1999                 31,000
                            2000                 34,000
                            2001              1,352,000

The Company made interest payments of $287,000 during the year ended June 30, 1996, $148,000 during the year ended June 30, 1995 and $286,000 during the year ended June 30, 1994.

NOTE F. INCOME TAXES

The Company records taxes under the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Omnirel's net operating loss carryforwards for federal income tax purposes of approximately $3,600,000 at June 30, 1996 expire through 2007, subject to annual limitations under Section 382 of the Internal Revenue Code.

Income tax provision consists of the following:


                                                                YEAR ENDED JUNE 30
                                                         1994          1995          1996
                                                     -----------------------------------------
                                                                  (000's omitted)
Current:
   Federal                                                 $-           $266         $1,706
   State                                                    -             88            450
Deferred Federal                                            3            (29)           189
                                                     -----------------------------------------
                                                           $3           $325         $2,345
                                                     =========================================


                    Zing Technologies, Inc. and Subsidiaries

NOTE F. INCOME TAXES (CONTINUED)

The reconciliation of the differences between the tax provision and the amounts computed by applying the statutory Federal income tax rate to pre-tax income follow:


                                                                YEAR ENDED JUNE 30
                                                         1994          1995          1996
                                                     -----------------------------------------
                                                                 (000's omitted)
Statutory Federal income tax rate (34%)                   $ 74         $ 966         $2,298
State income tax net of Federal tax benefit                 17            59            297
Adjustment to valuation allowance                         (154)         (927)          (173)
Adjustment of deferred income taxes                          -           193              -
Permanent differences resulting from purchase
   accounting                                               52            52             68
Entertainment expense disallowance                          12            34             25
Non-deductible insurance premiums                           13            19             12
Non-deductible capital losses                               39             -              -
Tax exempt dividends                                       (65)         (100)          (228)
Other-net                                                   15            29             46
                                                     -----------------------------------------
                                                          $  3         $ 325         $2,345
                                                     =========================================


Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:


                                                                   JUNE 30
                                                              1995         1996
                                                          --------------------------
                                                               (000's omitted)

           Net operating losses                              $1,394       $1,221
           Noncompete agreement                                 578          374
           Purchase accounting bases differences               (300)        (284)
           Warranty reserves                                    117           75
           Inventory reserves                                   155          162
           Unrealized loss on marketable securities             105          110
           Other                                                 35           64
                                                          --------------------------
           Gross deferred tax asset                           2,084        1,722
           Valuation allowance                                 (800)        (627)
                                                          --------------------------
           Net deferred tax asset                            $1,284       $1,095
                                                          ==========================


                    Zing Technologies, Inc. and Subsidiaries

NOTE F. INCOME TAXES (CONTINUED)

The net decrease in the valuation allowance for the years ended June 30, 1996 and 1995 was $173,000 and $927,000, respectively, resulting from the current year utilization of net operating loss carryforwards.

The Company made no income tax payments during 1994 and 1995. In 1996, income tax payments aggregated $1,950,000.

NOTE G. STOCKHOLDERS' EQUITY

Treasury stock outstanding is as follows:


         FISCAL YEAR                                      AVERAGE PRICE
       ENDED JUNE 30,         SHARES       TOTAL COST       PER SHARE
     -------------------- --------------- -------------- ----------------

            1993                2,600        $  5,200         $2.00
            1994               11,500          43,125          3.75
            1995              185,818         421,090          2.27
                          --------------- --------------
                              199,918         469,415
            1996               55,100         513,522          9.32
                          --------------- --------------
                              255,018        $982,937
                         =============== ==============

Warrant activity is as follows:


                                                                    WARRANTS        PRICE
                                                                  -------------- -------------
Outstanding at June 30, 1994                                         199,318         $1.34
Exercised - fiscal 1995                                             (101,844)         1.34
                                                                  --------------
Outstanding at June 30, 1995                                          97,474          1.34
Exercised - fiscal 1996                                              (76,564)         1.34
                                                                  --------------
Outstanding at June 30, 1996                                          20,910          1.34
                                                                  ==============


Subsidiary option activity is as follows:

As of June 30, 1996, as a result of the issuance of 151,000 options to purchase Omnirel common stock, at or above fair market value at the grant date, to Omnirel employees in fiscal 1995, the Company's ownership of Omnirel could be reduced to approximately 84% upon the exercise of such options. 134,000 options with an exercise price of $8 vest over a three year period and 17,000 options with an exercise price of $10 vest over a five year period. During 1996, Omnirel granted an additional 10,000 options with an exercise price of $10. As of June 30, 1996, 44,667 $8 options and 3,400 $10 options had vested and were exercisable.

                    Zing Technologies, Inc. and Subsidiaries

NOTE H. MARKETABLE EQUITY SECURITIES

For the years ended June 30, 1995 and 1996, marketable securities consist of equity securities carried at market value. Marketable securities had a cost of $5,313,000 as of June 30, 1995 and $19,706,000 as of June 30, 1996. As of June
30, 1996 gross unrealized gains and losses were $866,000 and $646,000, respectively.

Included in the determination of net income for the years ended June 30, 1994, 1995 and 1996 were realized gains of $73,000, $388,000 and $478,000,
respectively,   and  realized   losses  of  $147,000,   $30,000  and   $587,000,
respectively.

During fiscal 1996, the Company engaged in one short sale which obligated the Company to replace securities borrowed by purchasing additional securities at its then current market value. At June 30, 1996, the Company's short sale obligation aggregated $1,026,000. Included in the determination of fiscal 1996 net income was a gain of $94,000 related to the difference between the proceeds from the short sale and the related obligation at June 30, 1996.

During fiscal 1995 and 1996, net unrealized losses of $307,000 and $578,000 were charged to income representing a reduction in the market value of certain marketable securities which was deemed to be other than temporary.

NOTE I. EMPLOYEE BENEFIT PLANS

The Company has a deferred compensation program for all employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the program, contributions to be made by the Company are at the discretion of the Board of Directors of the Company and were $11,000 for 1994, $5,000 for 1995 and $10,500 for 1996. The Company does not maintain post-retirement benefit plans.

NOTE J. LEASES

The Company has a noncancelable operating lease expiring October 31, 1997 at an annual rent of $15,000. As of June 30, 1996 the Company had no other significant operating leases. Rental expense for all operating leases were $35,000 for 1994, $57,000 for 1995 and $59,000 for 1996.

                    Zing Technologies, Inc. and Subsidiaries

NOTE K. RESEARCH AND DEVELOPMENT

During fiscal 1994, 1995 and 1996, research and development expenditures, which are included in selling, general and administrative expenses, were $841,000, $1,055,000 and $1,361,000, respectively.

NOTE L. CONCENTRATION OF CREDIT RISK

For fiscal 1994, sales to two customers aggregated 17% and 11% of the net sales of the Company. Sales to one customer aggregated 58% of the net sales of the Company for fiscal 1996 as compared to sales to the same customer in fiscal 1995, aggregating 61%. As of June 30, 1994, amounts due from these customers aggregated $909,000. As of June 30, 1996 and 1995, amounts due from this customer aggregated $223,000 and $2,414,000, respectively.

NOTE M. RELATED PARTY TRANSACTIONS

During the years ended June 30, 1994, 1995 and 1996, the Company incurred costs for legal services rendered by a law firm (a principal of which is a member of the Board of Directors of the Company) amounting to $54,000, $347,000 and $228,000, respectively.

NOTE N. SUBSEQUENT EVENTS

During July and August 1996, the Company acquired for its treasury 128,400 shares of its common stock for $1,297,000 at an average price of $10.10 per share.

                    Zing Technologies, Inc. and Subsidiaries

                   Quarterly Financial Information (Unaudited)


                                                          1996 FISCAL QUARTERS
                                      ----------------------------------------------------------
                                         FIRST      SECOND      THIRD      FOURTH       1996
                                      ----------------------------------------------------------
                                               (000's omitted, Except Per Share Data)


Net sales                                $9,287       $7,222      $4,910    $4,630     $26,049
Gross profit                              4,655        3,183       2,108     1,831      11,777
Total selling, general and
   administrative expenses                2,139        1,940       1,734     1,978       7,791
Interest expense and amortization of
   deferred note issuance costs              30           67          58       132         287
Interest and other income, net             (516)          54        (394)   (2,244)(a)  (3,100)
Minority interest in income of
   consolidated subsidiary                    -            -          31        10          41
                                      ----------------------------------------------------------
Income before income taxes                3,002        1,122         679     1,955       6,758
Provision for income taxes                1,152          211         188       794       2,345
                                      ==========================================================
Net income                               $1,850       $  911      $  491    $1,161      $4,413
                                      ----------------------------------------------------------
Net income per share                     $  .69       $  .34      $  .18    $  .44      $ 1.68
                                      ==========================================================

Number of shares used in computation  2,687,000    2,690,000   2,680,000 2,662,000   2,629,000



(a) Includes $2,000 of additional proceeds from the Arrow Electronics sale in May 1993.

                                                        1995 FISCAL QUARTERS
                                      ----------------------------------------------------------
                                         FIRST      SECOND      THIRD      FOURTH       1995
                                      ----------------------------------------------------------
                                               (000's omitted, Except Per Share Data)
Net sales                                $3,374      $3,580       $5,832     $9,805    $22,591
Gross profit                              1,330       1,476        2,694      4,018      9,518
Total selling, general and
   administrative expenses                1,380       1,469        2,489      2,241      7,579
Interest expense and amortization of
   deferred note issuance costs              22          45           59         22        148
Interest and other income, net             (270)       (256)        (353)      (172)(b) (1,051)
                                      ----------------------------------------------------------
Income before income taxes                  198         218          499      1,927      2,842
Provision for income taxes                    3           3           96        223        325
                                      ----------------------------------------------------------
Net income                               $  195      $  215       $  403     $1,704     $2,517
                                      ==========================================================
Net income per share                    $   .08    $    .08      $   .15    $   .63    $   .94
                                      ==========================================================


Number of shares used in computation  2,573,000   2,643,000    2,667,000  2,681,000  2,671,000


(b) Includes a charge of $307 for the reduction of fair value of marketable securities deemed to be other than temporary.

                    Zing Technologies, Inc. and Subsidiaries

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Information required under items 9 through 12 of this part will be incorporated by reference from the Company's definitive Proxy Statement or by amendment on Form 10-KSB/A, to be filed within 120 days following the end of the Company's June 30, 1996 fiscal year.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Zing Technologies, Inc. and subsidiaries are included in Item 7: Consolidated balance sheets-June 30, 1995 and 1996

            Consolidated statements of income-Years ended June 30, 1994, 1995 and 1996

            Consolidated statements of shareholders' equity-Years ended June 30, 1994, 1995 and 1996

            Consolidated statements of cash flows-Years ended June 30, 1994, 1995 and 1996

            Notes to consolidated financial statements

(b)   Exhibits required by Items 601 of Regulation S-B.

      11 - Statement Re Computation of per share earnings - Page 34.

      23 - Consent of Ernst & Young LLP - Page 35.

(c)   Reports on Form 8-K:

      On June 25, 1996, the Company filed reports on Form 8-K responding to Item 5 and reporting the receipt, on June 13, 1996, of an additional $2.0 million from the Arrow Sale.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 1996.

                             Zing Technologies, Inc.
                  --------------------------------------------
                                  (Registrant)

               By           /s/ Robert E. Schrader
                  --------------------------------------------
                               Robert E. Schrader
                       President, Chief Executive Officer

                            and Chairman of the Board

                            Date: September 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed bel9ow by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                            Title                                  Date
      ---------                            -----                                  ----


by   /s/ Robert E. Schrader               President, Chief Executive             September 28, 1996
     -------------------------------      Officer and Chairman of the Board
         (Robert E. Schrader)             (Principal Executive Officer)


by   /s/ Martin S. Fawer                  Treasurer and Director                 September 28, 1996
     -------------------------------      (Principal Financial Officer)
     (Martin S. Fawer)

by   /s/ Deborah J. Schrader              Secretary and Director                 September 28, 1996
     -------------------------------
     (Deborah J. Schrader)

by   /s/ John F. Catrambone               Director                               September 28, 1996
     -------------------------------
     (John F. Catrambone)

by                                        Director                               September 28, 1996

     -------------------------------
     (Laurence Higgitt)

by   /s/ Henry A. Singer                  Director                               September 28, 1996
     -------------------------------
     (Henry A. Singer)
