Form 10QSB
period 1996-09-30
ZING TECHNOLOGIES INC
filed 1996-11-14
CIK 756055

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

                 For the quarter period ended September 30, 1996

                         Commission file number 0-14328

                             ZING TECHNOLOGIES, INC.
             (Exact Name of registrant as specified in its charter)

NEW YORK                                                              13-2650621
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  115 Stevens Avenue, Valhalla, New York 10595
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (914) 747-7474
              (Registrant's telephone number, including area code)

                                    No Change
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock, $.01 par value, outstanding as of September 30,1996 was 2,494,199.

--------------------------------------------------------------------------------

                                      INDEX

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION                                                   PAGE
Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets - September 30, 1996 and
               June 30, 1996.............................................................3

               Condensed consolidated statements of income - three months ended
               September 30, 1996 and 1995...............................................4

               Condensed consolidated statements of cash flows - three months ended
               September 30, 1996 and 1995...............................................5

               Notes to condensed consolidated financial statements -
               September 30, 1996........................................................6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................7-8

PART II.       OTHER INFORMATION

Item 5.        Other Information......................................................8-11

Item 6.        Exhibits and Reports on Form 8-K.........................................11

               Signatures...............................................................12

               Exhibit 11 - Computation of earnings per share - three months ended September 30, 1996 and 1995........................................13

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I .  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                        SEPTEMBER 30         JUNE 30
                                                                            1996               1996
                                                                        ------------------------------
                                                                        (UNAUDITED)           (NOTE)
                                                                                 (000'S OMITTED)
Current Assets
    Cash and cash equivalents..........................................   $     680        $     727
    Marketable securities..............................................      20,795           19,927
    Accounts receivable, less reserves of
       $141 and $135, respectively.....................................       2,559            2,352
    Inventories........................................................       4,573            4,290
    Prepaid expenses...................................................         142              145
    Other current assets...............................................         402              341
                                                                            -------          -------
Total Current Assets...................................................      29,151           27,782
Property, Plant and Equipment..........................................      10,402           10,002
    Less accumulated depreciation and amortization.....................       5,363            5,181
                                                                              -----            -----
                                                                              5,039            4,821
                                                                              -----            -----
Deferred Income Taxes, net of valuation allowance......................       1,095            1,095
Excess of Cost Over Assets Acquired, net of amortization
    amortization of $1,058 and $1,021, respectively....................       1,477            1,515
Other Assets...........................................................          36               38
                                                                              -----            -----
    TOTAL ASSETS.......................................................    $ 36,798         $ 35,251
                                                                           ========         ========

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Current Liabilities
    Accounts payable...................................................     $ 1,420          $ 1,495
    Accrued expenses & taxes payable...................................       1,466            1,698
    Accrued compensation expense.......................................         445              666
    Loan payable - bank................................................       4,975            5,831
    Due to broker......................................................       5,343            2,229
    Short position in marketable equity securities.....................         277            1,026
    Current portion of long-term obligations...........................         338               39
                                                                              -----           ------
Total Current Liabilities..............................................      14,264           12,984
Long-Term Obligations, less current portion............................       2,612            1,445
Deferred Income - non-complete agreement...............................         950            1,100
                                                                              -----            -----
Stockholders' Equity
    Common Stock, par value $.01 per share: authorized 12,000,000 shares; issued 2,877,617 shares as of September 30, 1996 and
       2,874,117 shares as of June 30, 1996............................          28               28
    Additional paid-in capital.........................................      13,895           13,860
    Note receivable from stockholder...................................        (170)            (170)
    Net unrealized gain on marketable securities.......................         154              220
    Retained earnings..................................................       7,345            6,767
    Less: treasury shares at cost (383,418 shares at
       September 30,1996  and 255,018 shares at June 30, 1996).........      (2,280)            (983)
                                                                            -------            -----
Total Stockholders' Equity.............................................      18,972           19,722
                                                                             ------           ------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................    $ 36,798         $ 35,251
                                                                           ========         ========

Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that time.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             1996           1995
                                                                  ------------------------------------------
                                                                    (000'S OMITTED, EXCEPT PER SHARE DATA)

Net Sales...................................................               $ 5,096        $ 9,287
Cost of goods sold..........................................                 2,872          4,632
                                                                             -----          -----
Gross Profit................................................                 2,224          4,655

Selling, general and administrative expenses................                 1,794          2,009
Provision for doubtful accounts ............................                     6              6
Depreciation and amortization of property, plant, equipment.
    and excess of costs over assets acquired................                    57            124
Interest expense............................................                   251             30
Interest and other (income) loss - net......................                  (607)          (516)
                                                                             -----          -----
Income before income taxes..................................                   723          3,002
Provision for income taxes..................................                   145          1,152
                                                                            ------        -------
Net income..................................................                $  578        $ 1,850
                                                                            ======        =======


Net Income per Common and Common Equivalent Share...........               $  0.23         $ 0.69
                                                                           =======         ======


Number of shares used in computation........................             2,537,504      2,686,845





            See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                              THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1996           1995
                                                                         ------------------------------
                                                                                (000'S OMITTED)
OPERATING ACTIVITIES
    Net income    ........................................................      $ 578        $ 1,850
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization..................................        220             204
           Amortization of non-complete agreement.........................       (150)           (150)
           Provision for losses on accounts receivable....................          6               6
           Provision for deferred income taxes............................
           Changes in operating assets and liabilities:
               Accounts receivable........................................       (213)           1,369
               Inventories................................................       (283)           (326)
               Prepaid expenses and other current assets..................        (57)              98
               Accounts payable and accrued expenses......................       (528)             652
           Other - net....................................................         31             ---
    Unrealized losses (gains) on marketable securities....................        (66)             131
                                                                                -----            ----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.......................       (462)           3,834
                                                                              -------           -----


INVESTING ACTIVITIES

    Purchases of property and equipment...................................       (400)           (130)
    Net increases in marketable securities................................       (868)         (2,433)
                                                                               ------         -------
NET CASH USED IN INVESTING ACTIVITIES.....................................     (1,268)         (2,563)
                                                                              -------         -------

FINANCING ACTIVITIES

    Proceeds from borrowings..............................................      3,855             ---
    Reduction of notes payable and long-term debt.........................       (880)            (58)
    Exercise of stock warrants............................................          5             ---
    Repurchase of common stock for treasury...............................     (1,297)             ---
    Repayment of loan receivable shareholder..............................        ---              80
                                                                              -------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................................      1,683              22
                                                                              -------          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        (47)          1,293
    Cash and cash equivalents at beginning of period......................        727           1,366
                                                                                 ----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $ 680         $ 2,659
                                                                                =====        ========



            See notes to condensed consolidated financial statements.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

    Certain reclassifications have been made to the quarterly information to conform to the current presentation.

NOTE B -- INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.

Inventories consist of the following:

                                                                               SEPTEMBER 30,     JUNE 30,
                                                                                  1996             1996
                                                                               ---------------------------
Raw materials......................................................               $ 2,782        $ 2,472
Work in process....................................................                 1,260          1,294
Finished goods.....................................................                   531            524
                                                                                  -------         ------
                                                                                  $ 4,573        $ 4,290
                                                                                  =======        =======


NOTE C -- NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including common stock equivalents of dilutive stock warrants.

NOTE D -- INCOME TAXES

    As of July 1, 1993, the Company adopted FASB Statement No. 109,"Accounting for Income Taxes" . Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

         FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations:

                                                                        PERCENT OF NET SALES
                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                      1996                 1995
                                                              -----------------------------------------
Net sales  ...................................................        100.0%               100.0%
Cost of goods sold............................................         56.4                 49.9
Gross profit..................................................         43.6                 50.1
Selling, general and administrative expenses..................         35.2                 21.6
Provision for doubtful accounts...............................          0.1                  0.1
Depreciation and amortization of property and equipment
    and excess of costs over assets acquired..................          1.1                  1.3
Interest expense .............................................          4.9                  0.3
Interest and other income - net...............................        (11.9)                (5.5)
Income before income taxes....................................         14.2                 32.3
Provision for income taxes....................................          2.9                 12.4
  Net income..................................................         11.3                 19.9


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
---------------------------------------------------------------------

    The Company reported income of $578,000 or $.23 per share for the quarter ended September 30, 1996, a decrease of 69% over the comparable 1995 quarter of reported income of $1,850,000 or $.69 per share. As the Company's material operating subsidiary, Omnirel Corporation's contributions to the total consolidated operating profit represented 41% during the current reporting period as compared to 90% for the comparable 1995 quarter.

    Revenues for the three months ended September 30, 1996 were $5,096,000 comprised of net sales of TACTech of $527,000 and Omnirel of $4,569,000. Net sales for the three months ended September 30, 1995 were $9,287,000 comprised of net sales of TACTech of $377,000 and net sales of Omnirel of $8,910,000.

    Included in Omnirel's sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. During the quarter ended September 30, 1996 these revenues declined to approximately $1,100,000 or 24% of total sales from approximately $6,800,000 or 73% of total sales in the prior comparable quarter. Revenues from other product segments increased by 62% during the recently ended fiscal quarter.

    Net sales for TACTech increased 40% for the three months ended September 30, 1996 compared to the comparable 1995 quarter due principally to an increase of approximately 30% in the subscription base.

    Omnirel and TACTech represent 76% and 24% respectively of the Company's consolidated gross profit, which decreased $2,431,000 during the quarter ended September 30, 1996 from $4,655,000 for the quarter ended September 30, 1995. The reduction was due largely to the decline in Omnirel sales volume, which decreased the absorption of labor and overhead, thereby increasing its cost of goods sold expressed as a percentage of revenues approximately 10% over the prior comparable quarter.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (continued)
---------------------------------------------------------------------

    The backlog of Omnirel as of September 30, 1996 was $10,355,000, of which $27,000 was attributable to orders from General Electric. In the comparable 1995 quarter, total backlog stood at approximately $13,576,000 of which approximately 43% represented orders from General Electric.

    As a result of the decreased consolidated revenues, selling and general administrative expenses increased as a percentage of revenues to 35.2% for the three months ended September 30, 1996 compared to 21.6% of the comparable 1995 period.

    Interest expense increased by $221,000 during the quarter ending September 30, 1996 compared to the comparable reporting period. This is primarily attributable to increased borrowings utilized for additional purchase of marketable securities and the repurchase of approximately $1,300,000 of treasury shares during the current period.

    Interest and other income for the three months ended September 30, 1996 included $405,000 of net earnings on the Company's investment portfolio, consisting of dividend income of $458,000, net realized gains on marketable securities of $118,000 and unrealized losses on the diminution in value of certain marketable securities of $171,000.

    The provision for income taxes decreased from $1,152,000 for the three months ended September 30, 1995 to $145,000 for the three months ended September 30, 1996 primarily as a result of the decrease in income before income taxes for the respective periods.

Liquidity and Capital Resources

    The Company continues to employ most of its cash and cash equivalents in the acquisition of marketable securities, primarily tradable on the New York and other major stock exchanges. During the recently ended quarter, the Company repurchased 128,400 shares of its common stock in open market transaction at an acquisition cost of approximately $10.00 per share.

PART II.    OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    When used in this Form 10-Q, and in future filings by Zing with the Securities and Exchange Commission, in Zing's press releases and in any oral statements made with the approval of an authorized Zing executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. Zing wishes to caution readers not to place undo reliance on such "forward-looking statements", which speak only as of the date made. Zing wishes to advise readers that factors listed below could affect Zing's financial performance and could cause Zing's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

    Zing will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                     RISK FACTORS AND CAUTIONARY STATEMENTS

Sales to Significant Customer

    Sales of various industrial products to General Electric represented 19%, 65%, and 58% of Omnirel's sales revenues for the fiscal year ending June 30, 1994 (each such fiscal year ending on June 30, a "Fiscal Year") Fiscal Year 1995 and Fiscal Year 1996. A single project accounted for approximately 16% of Fiscal Year 1994 sales, 63% of Fiscal Year 1995 sales and 58% of Fiscal Year 1996 sales. Because of Omnirel's dependence on sales to one major customer in Fiscal Years 1994, 1995 and 1996, and the continued anticipated decrease in sales to such customer in Fiscal Year 1997, which, based on existing orders are expected to be less than in Fiscal Year 1996, there can be no assurance that Omnirel will be able to compensate for the loss of such sales in future Fiscal Years.

The Environment for the Power Hybrid Module Business

    The following factors can materially affect the Company's performance: the rapidly changing environment for the power hybrid module business which might cause market acceptance of Omnirel's existing products to decrease; the cancellation or rescheduling of one or several material orders; general or specific economic conditions; the ability and willingness of purchasers to substitute other products for Omnirel products; the perceived absolute or relative overall value of these products by the purchasers, including the features and pricing compared to other competitive products, the level of availability of Omnirel products and substitutes and the ability and willingness of purchasers to acquire newer or more advanced models; and pricing, purchasing financing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect the supply of, or end user demand for, Omnirel products.

Selling General and Administrative Expenses

    Changes in the amount and rate of growth in Omnirel's selling, general and administrative expenses, as well as the impact of unusual items resulting from Omnirel's ongoing evaluation of its business strategies and organizational structures can materially affect the Company's performance.

Selling Prices

    Omnirel is subject to continued or increased pressure to change its selling prices for Omnirel's products, which can effect margins.

Raw Materials

    Difficulties in obtaining raw materials, supplies and other items needed for the production of products and capacity constraints may have an effect on Omnirel's ability to ship some products.

Development and Marketing

    Omnirel is subject to difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, the failure to ship new products and technologies when anticipated; the failure of customers to accept these products or technologies when planned; difficulties or delays in the design and production of custom product orders and changes in the commercial viability of the end user products of which these products are a party; any defects in products; the failure of a critical Omnirel vendor or supplier to deliver materials required by Omnirel; and failures of manufacturing economies to develop when planned.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Assets and Expenditures

    Omnirel's business is also subject to the acquisition of fixed assets and other assets, including inventories and receivables; the making or incurring of any expenditure and expenses including, but not limited to, depreciation and research and development expenses; and the revaluation of assets including, but not limited to, specialized inventories or related expenses; and the amount of, and any changes to, tax rates.

Production Losses and Rework Costs

    Omnirel's business is also subject to the occurrences of production losses and rework costs on new or custom programs in excess of those anticipated during the pricing process.

Decline in Defense and/or Aerospace Spending

    Although Omnirel's military, defense and aerospace business represents a decreasing percentage of its overall sales in recent years (and, therefore, is decreasing in its significance), the businesses of both Omnirel and TACTech continue to depend to a substantial extent upon sales to military, defense and aerospace contractors. In the event that military, defense and/or aerospace spending were to decline significantly over the next several years, sales by Omnirel and TACTech could suffer a corresponding or greater decline. In such event, both companies would have to seek replacement markets in other industries. There can be no assurance that such markets would be available or that either company would be successful in penetrating them.

Dependence on Key Personnel

    The businesses of Omnirel and TACTech are substantially dependent upon the active participation and technical expertise of their executive officers. Omnirel is dependent upon the services of John F. Catrambone, its Chief Executive Officer, while TACTech is dependent upon Malcolm Baca, its Executive Vice President and Chief Operating Officer. The Company currently maintains key-man life insurance policies on both such executive officers in the amounts of $1,500,000 and $1,700,000, respectively. Omnirel also maintains a key-man life insurance policy on Mr. Catrambone in the amount of $2,500,000. Both the Company's and Omnirel's Boards of Directors regularly re-evaluate the need for and amount of such key-man life insurance. There can be no assurance, however, that Zing or Omnirel can obtain executives of comparable expertise and commitment in the event of death, or that the business of Zing would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure of any such executive officer.

Competition

    Although the market for multi-chip power modules and packaged semiconductor components is fragmented and no single company maintains a dominant position, it is nevertheless highly competitive among the five manufacturers (including Omnirel) who collectively account for at least 50% of sales to such market. Omnirel believes that its products and technologies can compete favorably with the products of its principal competitors. Nevertheless a few of these competitors have greater financial, marketing, servicing and research and development resources than those of Omnirel. There can be no assurance that existing or potential competitors will not develop and market products that are superior or perceived to be superior to multi-chip power modules and other products supplied by Omnirel.

    TACTech's license agreements are cancelable on thirty (30) days' notice. Approximately 50% of TACTech's information for its data bases comes from numerous companies in the private sector. Accordingly, there can be no assurance that existing arrangements with private suppliers of data will continue in effect or, if they are canceled, that TACTech will be able to enter into arrangements with other suppliers on terms as beneficial to TACTech as those presently in effect. Moreover, there can be no assurance that other companies, including existing customers of TACTech, will not avail themselves of sources of data

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

to develop their own software and data base services either in competition with TACTech or to enable them to have their own sources for such services. TACTech's software services and data bases are protected by trade secret provisions of license agreements and by copyright laws, but because such provisions and laws are frequently difficult or costly to enforce, there can be no assurance that such protection will prove effective.

Technological Change and New Product Development

    In the event of changes in the structure of the computer hardware systems used by subscribers to operate TACTech's data base software, TACTech would incur capital costs for new equipment and development costs in connection with the reconfiguring of its software programs, which costs could be substantial and could have an adverse effect on TACTech's profitability. In addition, TACTech regularly incurs capital costs in connection with its new product development in advance of their being ready for market, and there can be no assurances that such new products will prove profitable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(ii)  Statement re:  computation of earnings per share

The company did not file any report on Form 8-K during the three months ended September 30, 1996.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ZING TECHNOLOGIES, INC.
                                                   -----------------------------
                                                          (Registrant)

Date       November 14, 1996                          /s/Robert E. Schrader
     ---------------------------                   -----------------------------
                                                   Robert E. Schrader, President
                                                   and Chief Executive Officer

Date       November 14, 1996                          /s/Martin S. Fawer
     ---------------------------                   -----------------------------
                                                   Martin S. Fawer, Treasurer
                                                   and Chief Financial Officer