Form 10QSB
period 1996-12-31
ZING TECHNOLOGIES INC
filed 1997-02-14
CIK 756055

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

                 For the quarter period ended December 31, 1996

                         Commission file number 0-14328


                             ZING TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



NEW YORK                                                             13-2650621
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                  115 Stevens Avenue, Valhalla, New York 10595
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (914) 747-7474
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

The number of shares of common stock, $.01 par value, outstanding as of December 31, 1996 was 2,477,699.

                                      INDEX

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES




PART I.           FINANCIAL INFORMATION                                                                   PAGE

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - December 31, 1996 and
                  June 30, 1996..............................................................................3

                  Condensed consolidated statements of operations - three months ended
                  December 31, 1996 and 1995; six months ended
                  December 31, 1996 and 1995.................................................................4

                  Condensed consolidated statements of cash flows - six months ended
                  December 31, 1996 and 1995.................................................................5

                  Notes to condensed consolidated financial statements -
                  December 31, 1996..........................................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................7-10




PART II.          OTHER INFORMATION

Item 5.           Other Information......................................................................10-12

Item 6.           Exhibits and Reports on Form 8-K..........................................................12


                  Signatures................................................................................13

                  Exhibit 11 - Computation of earnings per share - three months and six months ended December 31, 1996 and 1995...........................................14

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                   A S S E T S


                                                                                 December 31        June 30
                                                                                    1996              1996
                                                                                ----------------------------
                                                                                (unaudited)         (note)
                                                                                ----------------------------
                                                                                       (000's omitted)
                                                                                ----------------------------
Current Assets
     Cash and cash equivalents..................................................  $  1,250        $     727
     Marketable securities......................................................    19,961           19,927
     Accounts receivable, less reserves of
        $138 and $135, respectively.............................................     2,965            2,352
     Inventories................................................................     4,587            4,290
     Prepaid expenses...........................................................       166              145
     Other current assets.......................................................       488              341
                                                                                  --------         --------
Total Current Assets............................................................    29,417           27,782
Property, Plant and Equipment ..................................................    10,703           10,002
     Less accumulated depreciation and amortization ............................     5,563            5,181
                                                                                  --------         --------
                                                                                     5,140            4,821
Deferred Income Taxes, net of valuation allowance                                    1,095            1,095
Excess of Cost Over Assets Acquired, net of amortization
     amortization of $1,097 and $1,021, respectively............................     1,439            1,515
Other Assets....................................................................        36               38
                                                                                  --------         --------
     TOTAL ASSETS...............................................................  $ 37,127         $ 35,251
                                                                                  ========         ========

        L I A B I L I T I E S  A N D   S T O C K H O L D E R S'   E Q U I T Y
Current Liabilities
     Accounts payable...........................................................  $  1,867         $  1,495
     Accrued expenses & taxes payable...........................................     1,807            1,698
     Accrued compensation expense...............................................       409              666
     Loan payable - bank........................................................     5,275            5,831
     Due to broker..............................................................     3,983            2,229
     Short position in marketable equity securities.............................       277            1,026
     Current portion of  long-term obligations..................................        31               39
                                                                                  --------         --------
Total Current Liabilities.......................................................    13,649           12,984
Long-Term Obligations, less current portion.....................................     2,925            1,445
Deferred Income - non-compete agreement.........................................       800            1,100
Stockholders' Equity
     Common Stock, par value $.01 per share: authorized 12,000,000 shares; issued 2,877,617 shares as of December 31, 1996 and
     2,874,117 shares as of June 30, 1996.......................................        29               28
     Additional paid-in capital.................................................    13,894           13,860
     Note receivable from stockholder...........................................      (140)            (170)
     Net unrealized gain on marketable securities...............................       267              220
     Retained earnings..........................................................     8,145            6,767
     Less: treasury shares at cost 399,918 shares at
        December 31, 1996 and 255,018 shares at June 30, 1996)..................    (2,442)            (983)
                                                                                  --------         --------
Total Stockholders' Equity                                                          19,753           19,722
                                                                                  --------         --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................  $ 37,127         $ 35,251
                                                                                  ========         ========


Note: The balance sheet at June 30,1996 has been derived from the audited consolidated statements at that date.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                            Three Months Ended           Six Months Ended
                                                                               December 30,                 December 31,
                                                                            -----------------------------------------------
                                                                               1996        1995          1996        1995
                                                                            -----------------------------------------------
                                                                                 (000's omitted, except per share data)
                                                                            -----------------------------------------------

Net Sales................................................................     $5,004      $7,222       $10,100     $16,509
Cost of goods sold.......................................................      2,933       4,039         5,804       8,671
                                                                               -----       -----       -------     -------
Gross Profit.............................................................      2,071       3,183         4,296       7,838

Selling, general and administrative expenses.............................      1,704       1,804         3,498       3,813
Provision for doubtful accounts .........................................          6           6            12          12
Depreciation and amortization of property, plant, equipment
     and excess of costs over assets acquired............................        234         130           291         253
Interest expense ........................................................        259          67           511          97
Interest and other (income) loss - net...................................     (1,132)         54        (1,739)       (462)
                                                                               -----       -----       -------     -------
Income before income taxes...............................................      1,000       1,122         1,723       4,125
Provision for income taxes...............................................        200         211           345       1,363
                                                                               -----       -----       -------     -------
Net income...............................................................     $  800      $  911       $ 1,378     $ 2,762
                                                                              ======      ======       =======     =======

Net income per Common and Common Equivalent Share........................     $ 0.32      $ 0.34       $ 0.55      $  1.03

Number of shares used in computation.....................................  2,494,388   2,690,283     2,515,789   2,690,283



            See notes to condensed consolidated financial statements.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                    1996          1995
                                                                                   --------------------
                                                                                      (000's omitted)
                                                                                   --------------------

OPERATING ACTIVITIES
     Net income.................................................................   $ 1,378      $ 2,762
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization........................................       458          418
           Amortization of non-complete agreement...............................      (300)        (300)
           Provision for losses on accounts receivable..........................        12           (2)
           Changes in operating assets and liabilities:
               Accounts receivable..............................................      (613)       1,793
               Inventories......................................................      (297)          96
               Prepaid expenses and other current assets........................      (168)        (153)
               Accounts payable and accrued expenses ...........................       224          117
               Other ...........................................................        21           --
     Unrealized losses (gains) on marketable securities.........................        47           --
                                                                                   -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................       762        4,731

INVESTING ACTIVITIES
     Purchases of property and equipment........................................      (701)        (340)
     Net increases of marketable securities.....................................       (34)      (5,149)
     Net borrowing on securities................................................     1,005           --
                                                                                   -------      -------
 NET CASH PROVIDED BY INVESTING ACTIVITIES.......................................      270       (5,489)
FINANCING ACTIVITIES
     Proceeds from lines of credit and long-term borrowings ....................     1,500          720
     Repayment of loan receivable shareholder...................................        30           80
     Repurchase of common stock for treasury....................................    (1,459)          --
     Issuance of common stock...................................................        --          214
     Exercise of stock warrants.................................................         4           --
     Reduction of notes payable and long-term debt..............................      (584)          --
                                                                                   --------       ------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................      (509)       1,014


NET INCREASE  IN CASH AND CASH EQUIVALENTS......................................       523          256
     Cash and cash equivalents at beginning of period...........................       727        1,366
                                                                                   -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $ 1,250      $ 1,622
                                                                                   =======      =======



            See notes to condensed consolidated financial statements.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     DECEMBER 31, 1996


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     Certain reclassifications have been made to the quarterly information to conform to the current presentation.


NOTE B -- INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.

Inventories consist of the following:

                                      December 31,    June 30,
                                         1996           1996
                                      ------------------------
Raw materials.......................    $ 2,669       $ 2,472
Work in process.....................      1,331         1,294
Finished goods......................        587           524
                                        -------       -------
                                        $ 4,587       $ 4,290
                                        =======       =======


NOTE C -- NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including common stock equivalents of dilutive stock warrants.


NOTE D -- INCOME TAXES

     The Company records income taxes under FASB Statement No. 109,"Accounting for Income Taxes" . Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

NOTE E -- SUBSEQUENT EVENTS

     On January 30, 1997, the Company caused the company filed registration statement with the Securities and Exchange Commission registering the Company's 90% ownership in TACTech for distribution in the previously announced proposed spinoff of TACTech stock.

     A loan in the amount of $5,000,000 due to Fleet Bank as well as all loans due to a brokerage house, were fully repaid on January 31, 1997 as a result of all of the preferred stocks in the Company's portfolio being called and redeemed. The material effect of the resulting gains and losses and dividend income from such investments has been recorded as of December 31, 1996.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations:


                                                                                  Percent of Net Sales
                                                                         Three Months Ended      Six Months Ended
                                                                            December 31,            December 31,
                                                                         1996       1995          1996      1995
                                                                        ------------------------------------------
Net sales     .....................................................     100.00%    100.00%       100.00%   100.00%
Cost of goods sold.................................................      58.60      55.92         57.46     52.52
                                                                        ------       ----        ------     -----
Gross profit.......................................................      41.40      44.08         42.54     47.48

Selling, general and administrative expenses.......................      34.05      24.98         34.63     23.10
Provision for doubtful accounts....................................        .12       0.08           .12      0.07
Depreciation and amortization of property and equipment ...........       4.68       1.80          2.89      1.53
Interest expense and amortization of
     deferred note issuance cost...................................       5.18       0.94          5.05      0.59
Interest and other income - net....................................     (22.62)      0.75        (17.21)    (2.80)
                                                                        ------       ----        ------     -----
Income before income taxes.........................................      19.99      15.53         17.06     24.99
Provision for income taxes.........................................       4.00       2.92          3.42      8.26
                                                                        ------       ----        ------     -----
  Net income.......................................................      15.99      12.61         13.64     16.73



Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     The Company reported income of $800,000 or $.32 per share, compared to $911,000 or $.34 per share for the comparable quarter. Compared to the comparable quarter in 1995 wherein most of the income was derived from Omnirel, the Company's material operating subsidiary, most of the current reporting period's income was generated by the Company's investment portfolio.

     Revenues for the three months ended December 31, 1996 were $5,004,000 comprised of net sales of the Company's Omnirel subsidiary of $4,494,000 and the Company's TACTech subsidiary of $510,000. Net sales for the three months ending December 31, 1995 were $7,222,000 comprised of net sales of the Company's Omnirel subsidiary of $6,824,000 and TACTech of $398,000.

     There was a net decrease in revenue from the comparable quarter in the amount of $2,218,000. Included in Omnirel's revenues is a continued fulfillment of a series of orders placed by General Electric for multi-chip power modules systems which accounted for 18% of Omnirel's revenues for the three months ended December 31, 1996, as compared to 70% in the comparable quarter in 1995. This decrease was partially offset by an increase of 78% in revenues of other products and services from the comparable quarter in 1995.

     Net sales of TACTech increased 28% for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due principally to an increase of approximately 29% in the number of subscribers.

     Profits from Omnirel and TACTech represent 75% and 25% respectively of the Company's consolidated gross profit of $2,071,000 as compared to 87% and 13% respectively of consolidated gross profit of $3,183,000 during the comparable 1995 quarter. As a percentage of net sales, Omnirel's cost of goods sold increased approximately 6% primarily attributable to an increase in manufacturing absorption rate which was caused by the decline in sales volume.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES
Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995 (continued)

     Selling, general and administrative expenses were reduced during the current reporting period to $1,704,000 from, $1,804,000 in the comparable 1995 period. The increase in selling, general and administrative expenses expressed as a percentage of sales revenues increased to 34% from 24% primarily as a result of the decrease in revenues from period to period.

     Consolidated interest expense increased approximately $192,000 during the current reporting period from the comparable 1995 quarter. Approximately $141,000 is attributable to borrowings from a bank and a brokerage house for capital required to both increase and maintain the Company's's investment portfolio.

     Interest income and other income increased to $1,132,000 for the current reporting quarter as compared to a loss of $54,000 for the comparable period. Interest and dividend income increased approximately $560,000 over the second quarter of fiscal 1996. Realized gains on the sale of securities were approximately $512,000 during the three months ending December 31, 1996 compared to realized loses of approximately $312,000 during the three months ended December 31, 1995. Unrealized losses on securities grew to approximately $417,000 during the current quarter from $220,000 reported in the three months ended December 31, 1995. The increase in dividends is attributed to the significantly increased portfolio of preferred stocks as compared to the second quarter of fiscal 1996. Extra or special calendar year end dividends were declared on these preferred stocks in anticipation of their redemption on January 31, 1997.

     The backlog as at December 31, 1996 was approximately $11,100,000 of which less than 9% or $977,000 represented the orders from General Electric compared to a backlog as at December 31, 1995 of approximately $9,200,000 of which 14% or $1,325,000 represented orders from General Electric.


Six Months Ended December 31, 1996 Compared to Six Months Ended December 31,
1995

     The Company reported income of $1,378,000 or $.55 per share for the six months ended December 31, 1996 as compared to $2,762,000 or $1.03 per share for the six months ended December 31, 1995. Compared to the comparable six month period, wherein substantially all of the income was derived from Omnirel, the Company's material operating subsidiary, substantially all of the current reporting period's income was generated by the Company's investment portfolio.

     Revenues for the six months ended December 31, 1996 were $10,100,000 comprised of net sales of the Company's Omnirel subsidiary of $9,063,000 and the Company's TACTech subsidiary of $1,037,000. Net sales for the six months ended December 31, 1995 were $16,509,000 comprised of net sales of TACTech of $773,000 and Omnirel of $15,736,000.

     Omnirel sales include revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. During the six months ended December 31, 1996 these revenues declined to approximately $1,920,000 or 21% of total sales from approximately $11,544,000 or 74% of total sales in the prior comparable reporting period. Revenues from other products and service segments increased 69% over the comparable period.

     Net sales of TACTech increased 34% for the six months ended December 31, 1996 as compared to the comparable 1995 period due principally to an increase of approximately 29% in the number of subscribers.

     Profits at Omnirel and TACTech represent 76% and 24% respectively of the Company's consolidated $4,296,000 gross profit, as compared to 90% and 10% respectively of the consolidated gross profit of $7,838,000 during the six months ended December 31, 1995. Omnirel's cost of goods sold increased 9% as a percentage of net sales for the current reporting period as compared to the comparable period in 1995. This was primarily attributed to the reduction of production volume in the series of orders placed by General Electric. Due to the reduction of unit volume for these multi-chip power modules, there was an increase in labor and manufacturing overhead rates (expressed as a percentage of net sales) of 3.5% and 5.5% respectively .

     The consolidated selling, general and administrative expenses decreased $315,000 from the prior period to $3,498,000 for the six months ended December 31, 1996. The two factors primarily affecting this net decrease are (i) increase of consolidated selling,

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES
Six Months Ended December 31, 1996 Compared to Six Months Ended December 31, 1995 (continued)

general and administrative cost of $150,000, offset by (ii) a decrease in management incentive fees of approximately $465,000 at Omnirel.

     Consolidated interest expense grew to $511,000 during the six months ended December 31, 1996 from $97,000 during the comparable 1995 reporting period. Approximately $361,400 of the increase is attributable to borrowings from a bank and a brokerage house for capital required to increase and maintain the Company's investment portfolio. In addition, approximately $73,000 of this increase is attributable to a mortgage executed at the end of calendar year 1995 on Omnirel's plant facility located in Leominster, Massachusetts.

     For the six months ended December 31, 1996 interest and other net income grew to approximately $1,739,000, an increase of $1,277,000 from the prior reporting period. This net increase from the comparable period is attributed to an increase in dividends and interest of approximately $927,000 and realized gains of approximately $650,000 as offset by an increase of unrealized losses of approximately $300,000 when compared to the comparable prior year period. There was an increase in the quantity of preferred shares held during this reporting period as compared to the six months ended December 31, 1995. In addition, the increase in dividend income resulted primarily from extra or special calendar year end dividends declared on preferred stocks held in the portfolio.

     The Company's provision for income tax decreased significantly as a result of the Company's reduction in effective tax rate. A significant portion of the pre tax income includes dividends on preferred stocks, 70% of which is excluded from taxation. In addition, the operations reflect the Company's utilization of net operating loss carryforwards and related release of valuation allowances previously established for such losses.

Subsequent Events

     On January 30, 1997, the Company caused the filing of a registration statement with the Securities and Exchange Commission registering the Company's 90% ownership in TACTech for distribution in the previously announced proposed spinoff of TACTech stock.

     A loan in the amount of $5,000,000 due to Fleet Bank as well as all loans due to a brokerage house, were fully repaid on January 31, 1997 as a result of all of the preferred stocks in the Company's portfolio being called and redeemed. The material effect of the resulting gains and losses and dividend income from such investments has been recorded as of December 31, 1996.

Liquidity and Capital Resources

     Management expects that its internally generated funds and available bank lines of credit will be sufficient to finance the continued operations of the Company.



                           PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

     When used in this Form 10-QSB, and in future filings by Zing with the Securities and Exchange Commission, in Zing's press releases and in any oral statements made with the approval of an authorized Zing executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. Zing wishes to caution readers not to place undue reliance on such "forward-looking statements", which speak only as of the date made. Zing wishes to advise readers that factors listed below could affect Zing's financial performance and could cause Zing's actual results for future periods to differ materially from any opinion or statements expressed with respect to future periods in any current statements.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


     Zing will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Sales to Significant Customer

     Sales of various industrial products to General Electric represented 19%, 63%, and 58% of Omnirel's sales revenues for the fiscal year ending June 30, 1994 (each such fiscal year ending on June 30, a "Fiscal Year") Fiscal Year 1995 and Fiscal Year 1996. A single project accounted for approximately 16% of Fiscal Year 1994 sales, 63% of Fiscal Year 1995 sales and 58% of Fiscal Year 1996 sales. Because of Omnirel's dependence on sales to one major customer in Fiscal 1994, 1995 and 1996, and the continued anticipated decrease in sales to such customer in Fiscal Year 1997, which, based on existing orders are expected to be less than in Fiscal Year 1996, there can be no assurance that Omnirel will be able to compensate for the loss of such sales in future Fiscal Years.

The Environment for the Power Hybrid Module Business

     The following factors can materially affect the Company's performance: the rapidly changing environment for the power hybrid module business which might cause market acceptance of Omnirel's existing products to decrease; the cancellation or rescheduling of one or several material orders; the perceived absolute or relative overall value of these products by the purchasers, including the features and pricing compared to other competitive products, the level of availability of Omnirel products and substitutes and the ability and willingness of purchasers to acquire newer or more advanced models; and pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect the supply of, or end user demand for, Omnirel products.

Selling, General and Administrative Expenses

     Changes in the amount and rate of growth in Omnirel's selling, general and administrative expenses, as well as the impact of unusual items resulting from Omnirel's ongoing evaluation of its business strategies and organizational structures can materially affect the Company's performance.

Selling Prices

     Omnirel is subject to continued or increased pressure to change its selling prices for Omnirel's product, which can affect margins.

Raw Materials

     Difficulties in obtaining raw materials, supplies and other items needed for the production of products and capacity constraints may have an affect on Omnirel's ability to ship some products.

Development and Marketing

     Omnirel is subject to difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, the failure to ship new products and technologies when anticipated; the failure of customers to accept these products or technologies when planned; difficulties or delays in the design and production of custom product orders and changes in the commercial viability of the end user products of which these products are a party; any defects in products; the failure of a critical Omnirel vendor or supplier to deliver material required by Omnirel; and failures of manufacturing economies to develop when planned.

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

Dependence on Key Personnel

     The businesses of Omnirel and TACTech are substantially dependent upon the active participation and technical expertise of their executive officers. Zing is dependent upon the services of its Chief Executive Officer and President, Robert E. Schrader. Omnirel is dependent upon the services of John F. Catrambone, its Chief Executive Officer, while TACTech is dependent upon Malcolm Baca, its Executive Vice President and Chief Operating Officer. The Company currently maintains key-man life insurance policies on both such executive officers in the amounts of $1,600,000 and $1,700,000, respectively Omnirel also maintains a key-man life insurance policy on Mr. Catrambone in the amount of $2,500,000. Zing does not maintain such insurance on Mr. Schrader. Both the Company's and Omnirel's Board of Directors regularly re-evaluate the need for and the amount of such key-man life insurance. There can be no assurance, however, that Zing or Omnirel can obtain executives of comparable expertise and commitment in the event of death, or that the business of Zing would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure of any such executive officer.

Competition

     Although the market for multi-chip power modules and packaged semiconductor components is fragmented and no single company maintains a dominant position, it is nevertheless highly competitive among the five manufacturers (including Omnirel) who collectively account for approximately 50% of sales to such market. Omnirel believes that its products and technologies can compete favorable with the products of its principal competitors. Nevertheless a few of these competitors have greater financial, marketing, servicing and research and development resources than those of Omnirel. There can be no assurance that existing or potential competitors will not develop and market products that are superior or perceived to be superior to multi-chip power modules and other products supplied by Omnirel.

     TACTech's license agreements are cancelable on thirty (30) days notice. Approximately 50% of TACTech's information for its data bases comes from numerous companies in the private sector. Accordingly, there can be no assurance that existing arrangements with private suppliers of data will continue in effect or, if they are canceled, that TACTech will be able to enter into arrangements with other suppliers on terms as beneficial to TACTech as those presently in effect. Moreover, there can be no assurance that other companies, including existing customers of TACTech, will not avail themselves of sources of data to develop their own software and data base services either in competition with TACTech or to enable them to have their own sources for such services. TACTech's software services and data bases are protected by trade secret provisions of license agreements and by copyright laws, but because such provisions and laws are frequently difficult or costly to enforce, there can be no assurance that such protection will prove effective.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Technological Changes and New Product Development

     In the event of changes in the structure of the computer hardware systems used by subscribers to operate TACTech's data base software, TACTech would incur capital costs for new equipment and development costs in connection with the reconfiguring of its software programs, which cost could be substantial and could have an adverse effect on TACTech's profitability. In addition, TACTech regularly incurs capital costs in connection with its new product development in advance of their being ready for market, and there can be no assurance that such new products will prove profitable.

Investment Portfolio

     Consistent with the limitations imposed by the Board of Directors, Zing has invested in common stock of large capitalization issuers in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution, and preferred stocks. Like any other investor, Zing is subject to fluctuations in the trading prices and values of Zing's investments and general stock market conditions as a result of numerous factors outside the control of Zing. These fluctuations and stock market conditions could materially and adversely affect the Company.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(ii)  Statement re:  computation of earnings per share

The company did not file any report on Form 8-K during the six months ended December 31, 1996.

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ZING TECHNOLOGIES, INC.
                                            -----------------------
                                                  (Registrant)





Date       February 14, 1997           \s\ Robert E. Schrader
    --------------------------         -------------------------------
                                       Robert E. Schrader, President and
                                       Chief Executive Officer




Date       February 14, 1997           \s\ Martin S. Fawer
    --------------------------         -------------------------------
                                       Martin S. Fawer, Treasurer and
                                       Chief Executive Officer

ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                    EXHIBIT 11 - STATEMENT RE: COMPUTATION OF
                 COMMON AND COMMON EQUIVALENT PER SHARE EARNINGS





                                                                       Three Months Ended        Six Months Ended
                                                                           December 31,             December 31,
                                                                        1996     1995          1996         1995
                                                                      -------------------------------------------

Average shares outstanding.........................................    2,479      2,640        2,501        2,640

Net effect of dilutive stock options and warrants - based
     on the treasury stock method using average market price.......       15         50           15           50
                                                                       -----      -----      -------      -------
Shares used for computation........................................    2,494      2,690        2,516        2,690
                                                                       =====      =====      =======      =======
Net income.........................................................    $ 800      $ 911      $ 1,378      $ 2,762
                                                                       =====      =====      =======      =======

Income per Common and Common
     Equivalent Share:
Net income.........................................................   $ 0.32     $ 0.34       $ 0.55       $ 1.03
                                                                      ======     ======       ======       ======