Form 10QSB
period 1997-03-31
ZING TECHNOLOGIES INC
filed 1997-05-15
CIK 756055

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 1997

                         Commission file number 0-14328

                             ZING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

NEW YORK                                                          13-2650621
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares of common stock, $.01 par value, outstanding as of March 31, 1997 was 2,490,699.

                                      INDEX

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES



                                                                                                  PAGE
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - March 31, 1997 and
          June 30, 1996..............................................................................3

          Condensed consolidated statements of operations - three months ended
          March 31, 1997 and 1996; nine months ended
          March 31, 1997 and 1996....................................................................4

          Condensed consolidated statements of cash flows - nine months ended
          March 31, 1997 and 1996....................................................................5

          Notes to condensed consolidated financial statements -
          March 31, 1997.............................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................7-9

PART II.  OTHER INFORMATION

Item 5.   Other Information......................................................................10-12

Item 6.   Exhibits and Reports on Form 8-K..........................................................12

          Signatures................................................................................13

          Exhibit 11 - Computation of earnings per share - three months and nine months ended March 31, 1997 and 1996.............................................14

          Exhibit 27 - Financial Data Schedule......................................................15

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                                                           MARCH 31               JUNE 30
                                                                                             1997                   1996
                                                                                         ---------------------------------
                                                                                         (UNAUDITED)               (NOTE)
                                                                                         ---------------------------------
                                                                                                   (000'S OMITTED)
                                                                                         ---------------------------------

Current Assets

     Cash and cash equivalents..................................................                $ 625               $ 727
     Marketable securities......................................................               21,537              19,927
     Accounts receivable, less reserves of
        $148 and $135, respectively.............................................                3,066               2,352
     Inventories................................................................                5,277               4,290
     Prepaid expenses...........................................................                  272                 145
     Other current assets.......................................................                  454                 341
                                                                                           ----------         -----------
Total Current Assets............................................................               31,231              27,782
Property, Plant and Equipment...................................................               10,967              10,002
     Less accumulated depreciation and amortization.............................                5,772               5,181
                                                                                            ---------          ----------
                                                                                                5,195               4,821
Deferred Income Taxes, net of valuation allowance...............................                1,095               1,095
Excess of Cost Over Assets Acquired, net of amortization
     amortization of $1,135 and $1,021, respectively............................                1,401               1,515
Other Assets....................................................................                   37                  38
                                                                                             --------            --------
     TOTAL ASSETS...............................................................             $ 38,959            $ 35,251
                                                                                             ========            ========

               L  I A B I L I T I E S  A N D  S T O C K H O L DE R S'  E Q U I T Y

Current Liabilities
     Accounts payable...........................................................              $ 1,953             $ 1,495
     Accrued expenses & taxes payable...........................................                1,405               1,698
     Accrued compensation expense...............................................                  441                 666
     Loan payable - bank........................................................                  300               5,831
     Due to broker..............................................................               11,154               2,229
     Short position in marketable equity securities.............................                    -               1,026
     Current portion of  long-term obligations..................................                   70                  39
                                                                                             --------            --------
Total Current Liabilities.......................................................               15,333              12,984
Long-Term Obligations, less current portion.....................................                2,995               1,445
Deferred Income - non-compete agreement.........................................                  650               1,100
Stockholders' Equity
     Common Stock, par value $.01 per share: authorized 12,000,000 shares; issued 2,890,617 shares as of March 31, 1997 and
     2,874,117 shares as of June 30, 1996.......................................                   28                  28
     Additional paid-in capital.................................................               13,912              13,860
     Note receivable from stockholder...........................................                 (140)               (170)
     Net unrealized gain (loss) on marketable securities........................                 (307)                220
     Retained earnings..........................................................                8,930               6,767
     Less: treasury shares at cost 399,918 shares at
        March 31, 1997 and 255,018 shares at June 30, 1996......................               (2,442)               (983)
                                                                                             --------             -------
Total Stockholders' Equity                                                                     19,981              19,722
                                                                                             --------             -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................             $ 38,959             $ 35,251
                                                                                             ========             ========

     Note: The balance sheet at June 30,1996 has been derived from the audited consolidated statements at that date.



           See notes to condensed consolidated financial statements.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           MARCH 31,                  MARCH 31,
                                                                       1997         1996          1997           1996
                                                                    -----------------------------------------------------
                                                                          (000'S OMITTED, EXCEPT PER SHARE DATA)
                                                                    -----------------------------------------------------
Net Sales......................................................      $ 5,405       $ 4,910      $ 15,505       $ 21,419
Cost of goods sold.............................................        2,981         2,802         8,785         11,473
                                                                       -----         -----       -------        -------
Gross Profit...................................................        2,424         2,108         6,720          9,946

Selling, general and administrative expenses...................        1,954         1,598         5,451          5,423
Provision for doubtful accounts ...............................            6           ---            18            ---
Depreciation and amortization of property, plant, equipment
     and excess of costs over assets acquired..................          158           136           450            389
Interest expense ..............................................          190            58           700            155
Interest and other (income) loss - net.........................         (669)         (394)       (2,407)          (856)
Minority interest in income of consolidated subsidiary.........          ---            31           ---             31
                                                                       -----         -----       -------        -------
Income before income taxes.....................................          785           679         2,508          4,804
Provision for income taxes.....................................          ---           188           345          1,551
                                                                       -----         -----       -------        -------
Net income.....................................................        $ 785         $ 491       $ 2,163        $ 3,253
                                                                       =====         =====       =======       ========

Net income per Common and Common Equivalent Share..............       $ 0.31        $ 0.18        $ 0.86         $ 1.23

Number of shares used in computation...........................    2,486,000     2,680,000     2,499,000      2,653,000




            See notes to condensed consolidated financial statements.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH  31,
                                                                                   1997                1996
                                                                                ------------------------------
                                                                                        (000'S OMITTED)
                                                                                ------------------------------

OPERATING ACTIVITIES
     Net income   .....................................................          $ 2,163               $ 3,253
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization...............................              705                   643
           Amortization of non-complete agreement......................             (450)                 (450)
           Provision for losses on accounts receivable.................               18                     4
           Changes in operating assets and liabilities:
               Accounts receivable.....................................             (724)                  927
               Inventories.............................................             (987)                  224
               Prepaid expenses and other current assets...............             (239)                  150
               Accounts payable and accrued expenses ..................              (50)                  649
               Other ..................................................              ---                    (5)
     Unrealized losses (gains) on marketable securities................             (527)                  ---
                                                                                  ------                 ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................              (71)                 5,395

INVESTING ACTIVITIES
     Purchases of property and equipment...............................             (965)                  (588)
     Net increases of marketable securities............................           (1,610)                (5,855)
     Net borrowing on securities.......................................            2,068                    ---
                                                                                  ------                -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....................             (507)                (6,443)

FINANCING ACTIVITIES
     Proceeds from lines of credit and long-term borrowings ...........            2,088                    712
     Repayment of loan receivable shareholder..........................               30                     80
     Repurchase of common stock for treasury...........................           (1,459)                  (390)
     Issuance of common stock..........................................              ---                    222
     Exercise of stock warrants........................................               22                    ---
     Reduction of notes payable and long-term debt.....................             (205)                   ---
                                                                                   -----                  -----
NET CASH PROVIDED BY FINANCING ACTIVITIES..............................              476                    624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................             (102)                  (424)
     Cash and cash equivalents at beginning of period..................              727                  1,366
                                                                                   -----                  -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................            $ 625                  $ 942
                                                                                   =====                  =====

            See notes to condensed consolidated financial statements.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     Certain reclassifications have been made to the quarterly information to conform to the current presentation.

NOTE B -- INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.

Inventories consist of the following:


                                                   March  31,        June 30,
                                                      1997             1996
                                                   ----------------------------
Raw materials................................        $ 2,980         $ 2,472
Work in process..............................          1,551           1,294
Finished goods...............................            746             524
                                                     -------         -------
                                                     $ 5,277         $ 4,290
                                                     =======         =======

NOTE C -- NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including common stock equivalents of dilutive stock warrants.

NOTE D -- SUBSEQUENT  EVENTS

     On January 30, 1997, the Company's TACTech subsidiary filed a registration statement with the Securities and Exchange Commission registering the Company's 90% ownership in TACTech for distribution in the previously announced proposed spinoff of TACTech stock. An amendment to such registration statement was filed on May 2, 1997.

     In April 1997, the Company entered into a $7,500,000 line of credit and borrowed this amount from Fleet Bank with interest at a fixed rate of 5.6875% and an expiration date of March 2, 1998. Proceeds from the loan were used to reduce borrowings under the Company's brokerage margin account. Marketable securities, principally preferred stocks with a fair market value of approximately $15,000,000, were used as collateral for the borrowing from Fleet Bank.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations:



                                                                                            Percent of Net Sales
                                                                                   Three Months Ended      Nine Months Ended
                                                                                      March  31,                 March 31,
                                                                                 1997         1996           1997         1996
                                                                                -------------------------------------------------

Net sales     .............................................................     100.00%       100.00%       100.00%       100.00%
Cost of goods sold.........................................................      55.15         57.07         56.66         53.56
                                                                                ------         -----         -----         -----
Gross profit...............................................................      44.85         42.93         43.34         46.44

Selling, general and administrative expenses...............................      36.14         32.56         35.16         25.32
Provision for doubtful accounts............................................        .11           --            .12           --
Depreciation and amortization of property and equipment ...................       2.93          2.76          2.90          1.82
Interest expense and amortization of
     deferred note issuance cost...........................................       3.51          1.19          4.52          0.73
Interest and other income - net............................................     (12.35)        (8.02)       (15.54)        (4.00)
Minority interest..........................................................        --          (0.63)          --          (0.15)
                                                                                ------         -----         -----         -----
Income before income taxes.................................................      14.51         13.81         16.18         22.42
Provision for income taxes.................................................        --           3.80          2.23          7.24
                                                                                ------         -----         -----         -----
  Net income...............................................................      14.51%        10.01%        13.95%        15.18%
                                                                                =======        ======        ======        ======


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     The Company reported net income of $785,000 or $.31 per share, compared to $491,000 or $.18 per share for the comparable quarter. Compared to the comparable quarter in 1996 wherein most of the income was derived from Omnirel, the Company's material operating subsidiary, most of the current reporting quarter's income was generated by the Company's investment portfolio. The Company's subsidiaries, Omnirel and TACTech, increased their current reporting income by 22% and 72%, respectively, over the comparable quarter.

     Revenues for the quarter ended March 31, 1997 were $5,405,000, comprised of net sales of the Company's Omnirel subsidiary of $4,836,000 and the Company's TACTech subsidiary of $569,000. Net sales for the quarter ended March 31, 1996 were $4,910,000, comprised of net sales of the Company's Omnirel subsidiary and TACTech of $4,500,000 and $410,000, respectively.

     There was a net increase in revenue from the comparable quarter in the approximate amount of $500,000. Included in Omnirel's revenues is a continued fulfillment of a series of orders placed by General Electric for multi-chip power modules systems which accounted for 20% of Omnirel's revenues for the quarter ended March 31, 1997, as compared to 27% in the comparable quarter in 1996. This decrease was partially offset by an increase of 71% in revenues of other products and services

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 (continued)

from the comparable quarter in 1996. This increase was significantly attributed to an increase in product sold through Omnirel's exclusive distributor, Zeus Electronics/An Arrow Company, and the addition of a significant customer. Product sold to such distributor and new customer represented approximately 28% in the aggregate of the current quarter's sales volume as compared to 7% in the prior period.

     Net sales of TACTech increased 28% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 due principally to an increase of approximately 30% in the number of TACTech subscribers.

     Profits from Omnirel and TACTech represent 76% and 24%, respectively, of the Company's consolidated gross profit of $2,424,000 as compared to 81% and 19%, respectively, of consolidated gross profit of $2,108,000 during the comparable 1996 quarter. Omnirel's cost of goods sold for the quarter (expressed as a percentage of sales revenues) was 61.7% and remained relatively constant compared to the prior reporting quarter (62.3%).

     Selling, general and administrative expenses increased during the current reporting quarter to $1,954,000 from $1,598,000 in the comparable quarter. The increase in selling, general and administrative expenses expressed as a percentage of sales revenues increased to 36.1% from 32.6%. The increase is primarily attributed to increases in selling and research and development expenses at Omnirel of $120,000 and $105,000, respectively, and an overall general increase in consolidated general and administrative expenses of $173,000.

     Consolidated interest expense increased approximately $130,000 during the current reporting quarter from the comparable 1996 quarter primarily attributable to borrowings from a bank and a brokerage house for capital required to both increase and maintain the Company's investment portfolio.

     Interest income and other income increased to $669,000 for the current reporting quarter as compared to $394,000 for the comparable quarter. Interest and dividend income increased approximately $101,000 over the 1996 quarter.
Realized and unrealized gains on securities grew to approximately $174,000 during the current quarter from a loss of $10,000 reported in the quarter ended March 31, 1996. The increase in dividends is attributed to the significantly increased portfolio of preferred stocks as compared to the portfolio as at the end of third quarter of fiscal 1996.

     Prior to the quarter ended March 31, 1997, the Company recognized a decrease in value in its preferred stock portfolio as reported in its financial statements. During the quarter ended March 31, 1997, primarily as a result of the redemption of all of its preferred stock portfolio (other than the preferred stock acquired during such quarter), the Company generated a capital loss for tax purposes offsetting a recognizable capital gain reported through the nine months ended March 31, 1997 and reducing the effective tax rate to 14%. As a result, the Company has not provided an income tax provision for the quarter ended March 31, 1997.

     The backlog as at March 31, 1997 was approximately $10,900,000 of which less than 15% (or $1,570,000) represented the orders from General Electric compared to a backlog as at March 31, 1996 of approximately $9,300,000 of which 12% (or $948,000) represented orders from General Electric.

NINE  MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

     The Company reported net income of $2,163,000 or $.86 per share for the nine months ended March 31, 1997 as compared to $3,253,000 or $1.23 per share for the nine months ended March 31, 1996. Compared to the comparable nine month period, wherein substantially all of the income was derived from Omnirel, the Company's material operating subsidiary, substantially all of the current reporting period's income was generated by the Company's investment portfolio.

     Revenues for the nine months ended March 31, 1997 were $15,505,000 comprised of net sales of the Company's Omnirel subsidiary of $13,900,000 and the Company's TACTech subsidiary of $1,605,000. Net sales for the nine months ended March 31, 1996 were $21,419,000 comprised of net sales of Omnirel of $20,236,000 and TACTech of $1,183,000.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996 (CONTINUED)


     Omnirel sales include revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. During the nine months ended March 31, 1997, these revenues declined to approximately $2,900,000 (or 21%) of total sales from approximately $12,800,000 (or 60%) of total sales in the prior comparable reporting period. Revenues from other products and service segments increased 48% over the comparable period. This increase was significantly attributed to an increase in product sold through Omnirel's exclusive distributor, Zeus Electronics/An Arrow Company, and the addition of a significant customer. Product sold to such distributor and new customer represented approximately 18% in the aggregate of the current period's sales revenue as compared to 4% in the prior period.

     Net sales of TACTech increased 35% for the nine months ended March 31, 1997 as compared to the comparable 1996 period due principally to an increase of approximately 30% in the number of TACTech subscribers.

     Profits for the nine months ended March 31, 1997 at Omnirel and TACTech represent 76% and 24%, respectively, of the Company's consolidated $6,720,000 gross profit, as compared to 88% and 12%, respectively, of the consolidated gross profit of $9,946,000 during the nine months ended March 31, 1996. Omnirel's cost of goods sold increased 8.5% as a percentage of net sales for the current reporting period as compared to the comparable period in 1996. This was primarily attributed to the reduction of production volume in the series of orders placed by General Electric. Due to the reduction of unit volume for these multi-chip power modules, there was an increase in labor and manufacturing overhead rates (expressed as a percentage of net sales) of 2.7% and 3.6%, respectively.

     The consolidated selling, general and administrative expenses were approximately $5,400,000 from period to period. The two factors affecting this category during the nine months ended March 31, 1997 were a decrease of consolidated selling, general and administrative costs of $200,000, and an increase in research and development of approximately $200,000 at Omnirel.

     Consolidated interest expense grew to $700,000 during the nine months ended March 31, 1997 from $155,000 during the comparable 1996 reporting period. Approximately $400,000 of the increase is attributable to borrowings from a bank and a brokerage house for capital required to increase and maintain the Company's investment portfolio. In addition, approximately $140,000 of this increase is attributable to a mortgage executed at the end of calendar year 1995 on Omnirel's plant facility located in Leominster, Massachusetts and financing of additional production equipment. A loan in the amount of $5,000,000 due to Fleet Bank, as well as all loans due to a brokerage house, were fully repaid on January 31, 1997 with the proceeds from the redemption of all of the preferred stocks in the Company's investment portfolio.

     For the nine months ended March 31, 1997, interest and other net income grew to approximately $2,407,000, an increase of $1,550,000 from the prior reporting period. This net increase from the comparable period is attributed to an increase in dividends and interest of approximately $1,070,000 and realized gains of approximately $595,000, offset by an increase of unrealized losses of approximately $115,000. There was an increase in the quantity of preferred shares held during this reporting period as compared to the nine months ended March 31, 1996.

     Prior to the quarter ended March 31, 1997, the Company recognized a decrease in value in its preferred stock portfolio as reported in its financial statements. During the quarter ended March 31, 1997, primarily as a result of the redemption of all of its preferred stock portfolio (other than the preferred stock acquired during such quarter), the Company generated a capital loss for tax purposes offsetting a recognizable capital gain reported through the nine months ended March 31, 1997 and reducing the effective tax the Company has not provided an income tax provision for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Management expects that the Company's internally generated funds and available bank lines of credit will be sufficient to finance the continued operations of the Company.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

SALES TO SIGNIFICANT CUSTOMER

     Sales of various industrial products to General Electric represented 63%, and 58% of Omnirel's sales revenues for the fiscal year ending June 30, 1995 (each such fiscal year ending on June 30, a "Fiscal Year") and Fiscal Year 1996. A single project accounted for approximately 63% of Fiscal Year 1995 sales and 58% of Fiscal Year 1996 sales. In Fiscal 1995 and 1996, Omnirel depended on sales to General Electric arising from such project. As a result of the continued anticipated decrease in sales to General Electric in Fiscal Year 1997 as the series of orders from such project continues to be fulfilled, there can be no assurance that Omnirel will be able to compensate for the loss of such sales in future periods or future Fiscal Years.

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

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The company did not file any report on Form 8-K during the nine months ended March 31, 1997.

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

                                                       ZING TECHNOLOGIES, INC.
                                                       -----------------------
                                                            (Registrant)

Date:   May 14, 1997                           \s\ Robert E. Schrader
                                               ---------------------------------
                                               Robert E. Schrader, President and
                                               Chief Executive Officer

Date: May 14, 1997                             \s\ Martin S. Fawer
                                               ---------------------------------
                                               Martin S. Fawer, Treasurer and
                                               Chief Executive Officer