Form 10KSB
period 1997-06-30
ZING TECHNOLOGIES INC
filed 1997-10-10
CIK 756055

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 0-14328

                             ZING TECHNOLOGIES, INC.
                             -----------------------

        (Exact name of small business issuer as specified in its charter)

           New York                                      13-2650621
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


     115 Stevens Avenue, Valhalla, NY                                   10595
     --------------------------------                                   -----
 (Address of principal executive offices)                             (Zip Code)

         Registrant's telephone number, including area code (914) 747-7474

            Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                    Name of each exchange
         -------------------                    on which registered
                                                --------------------

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 Par Value.
                         -----------------------------


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 22, 1997 was $15,917,828.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent fiscal year. $21,300,000

The number of shares of common stock, $.01 par value, outstanding as of September 22, 1997 was 2,659,653.

Transitional small business disclosure format Yes ___ No _X_


                          Exhibit Index/List on Page 37

                              TABLE OF CONTENTS
                              -----------------

Part I                                                                Page No.

Item 1  -  Description of Business ......................................3

Item 2  -  Description of Property ......................................7

Item 3  -  Legal Proceedings ............................................8

Item 4  -  Submission of Matters to a Vote of Security Holders ..........8


Part II

Item 5  -  Market for Registrant's Common Stock and Related Stockholder
           Matters ......................................................9

Item 6  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................10

Item 7  -  Financial Statements .........................................15

Item 8  -  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................37

Part III

Items 9 -  Directors and Executive Officers of the Registrant ...........37

Item 10 -  Executive Compensation ...................................... 37

Item 11 -  Security Ownership of Certain Beneficial Owners
           and Management .............................................. 37

Item 12 -  Certain Relationships and Related Transactions .............. 37

Item 13 -  Exhibits and Reports on Form 8-K ............................ 37

Signatures ............................................................. 38

                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

      Zing Technologies, Inc. ("Zing" or the "Company") is a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"). Prior to June 30, 1997, the Company owned 98% (84% on a fully diluted basis) of its Omnirel Corporation subsidiary, and 90% of its Transition Analysis Component Technology, Inc. subsidiary ("TACTech"). Commencing on June 30, 1997, the Company distributed its 90% ownership interest in TACTech to the Company's shareholders. The Company restructured its ownership in its Omnirel Corporation subsidiary by merging Omnirel Corporation with and into Omnirel LLC, the Company's newly-formed wholly owned subsidiary. In the Omnirel restructuring, the minority interests in Omnirel Corporation were obtained by the Company in exchange for shares of the Company's common stock, and certain options to purchase Omnirel Corporation common stock became exercisable for the Company's common stock. See Note B to the Company's Consolidated Financial Statements contained in this Report for more information concerning the distribution of the Company's TACTech shares and the restructuring of the Omnirel Corporation subsidiary. Zing was incorporated in New York on October 17, 1969.

      The Company, through Omnirel, engages in the manufacture and sale of high reliability multi-chip power semiconductors, integrated power modules and packaged semiconductor components in its niche market and has expanded its distribution into the high-end commercial and industrial market.

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

      Omnirel produces both standard and custom products in a clean room environment and is certified to MIL-PRF 19500 for discrete semiconductors; MIL-STD 883 for monolithic microcircuits; and MIL-PRF 38534 for hybrid circuit modules, and is registered to ISO 9001. Omnirel's products are used where circuit density (including miniaturization), electrical performance and reliability are critical design requirements, such as in the defense, aerospace, commercial transportation and medical device industries. Omnirel's products are also used in the production of industrial controls and power supplies where these same criteria are needed.

      The operations of the Company included TACTech through June 30, 1997. TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the

Department of Defense and defense contractors. The databases provide the end users with information useful in determining the projected life cycle (obsolescence) of microcircuits and discrete semiconductor devices used primarily in the manufacture of systems for military and aerospace applications. TACTech software also contains a description and the general specification of each microcircuit and discrete semiconductor device, thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank the devices according to life cycle and availability based on sources of supply. The TACTech database is believed to include virtually all standard microcircuits and discrete devices with high reliability specifications used primarily for military or aerospace application. The database is constantly updated and delivered on a real-time or near real-time basis. The operations of TACTech represent approximately 10% of the Company's net sales during fiscal 1997.

Competition

      The market for high reliability power semiconductor multi-chip modules is fragmented. There is no single firm which maintains a dominant position, either in technology or in market share. Based on various industry publications, the total consumption for power hybrids was approximately $300,000,000 in fiscal 1997. The market for power hybrid products which Omnirel addresses is in excess of $200,000,000 a year and approximately 65% of the sales to such market are made by five manufacturers (including Omnirel) of power hybrid components. Omnirel is the only such manufacturer whose primary focus is on high reliability power semiconductor multi-chip modules. The principal competitors of Omnirel are other hybrid manufacturers, original equipment manufacturers with internal capability and power semiconductor manufacturers who offer multi-chip modules as a complementary product line. Omnirel distinguishes itself in the marketplace principally on the strength of its focus on power applications. It has complete design, manufacturing and high reliability screening capabilities in-house, and has developed a reputation for innovative solutions for customer needs. The Company also competes on the basis of pricing and delivery.

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

      Omnirel publishes and distributes to its existing customers and new customers a catalogue of its standard products. Omnirel also publishes its standard products on the Internet. Omnirel management has focused its marketing effort in the United States where eighteen independent sales representatives are coordinated by Omnirel's sales management. Key accounts are also covered by area managers in each sales region. Seven representatives/distributors are currently in place in Europe marketing Omnirel's products.

      Omnirel's customers are primarily major electronic equipment and systems manufacturers such as General Electric, Lockheed Martin, Allied Signal, United Technologies, Hughes Aircraft, Boeing, Texas Instruments, Raytheon and Motorola. Sales to General Electric for transportation systems aggregated 24% of Omnirel's sales revenues for fiscal year 1997. Arrow Electronics is Omnirel's exclusive distributor in the Continental United States of its single and multi-chip semiconductor devices for a period ending December 31, 1997. Sales to Zeus Electronics (an Arrow company) aggregated 12% of Omnirel sales revenue for fiscal year 1997.

      Omnirel's customers outside the United States and export sales outside the United States are as follows:

                                         1997     1996     1995
                                            (000's omitted)
                                       ------   ------   ------
Canada .............................   $1,193   $  230   $   67
Europe .............................      735      258      172
Mid East (Israel) ..................      104      172       99
Far East (Japan) ...................      --         7       12
South Pacific (Australia) ..........      --       --        12
                                       ------   ------   ------
               Total:                  $2,032   $  667   $  362
                                       ======   ======   ======

      Omnirel's backlog on June 30, 1997 was $11,514,000 compared to a backlog of $9,335,000 on June 30, 1996. Approximately 90% of the current backlog is anticipated to be delivered over the next twelve month period.

      For fiscal years 1997, 1996, and 1995, Omnirel did not enter into any contracts with customers of the United States Government or any agency of the United States Government. Omnirel sells its products to subcontractors of certain government agencies through customer purchase orders. Cancellation of purchase orders from time to time is customary in the power hybrid component industry. Under standard industry practices, in the event of cancellation, Omnirel is entitled to reimbursement of costs incurred and a reasonable profit for work performed prior to the cancellation.

      The sale of Omnirel products is not seasonal. However, the timing of sales to Omnirel's principal customer was concentrated predominantly in the first quarter, and to a lesser extent, the second quarter of fiscal 1996.

Supplier and Materials Used

      Unpackaged semiconductors, in chip form, and other components such as capacitors and resistor chips or surface mount devices, metal, plastic packages and ceramic materials are used by Omnirel in the manufacture of its products. These materials and components, none of which are presently in short supply, are purchased from time to time on the open market, and Omnirel has no long-term commitments for their purchase. Omnirel is not dependent on any one supplier for a primary material. Omnirel has agreements with a number of premier semiconductor manufacturers which allow Omnirel to buy products directly from such manufacturers. These agreements allow Omnirel to be apprised of technological advances and developments.

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

Patents, Trademarks and Licenses

      Omnirel does not possess any patents for proprietary manufacturing processes. Omnirel believes, however, that its proprietary processes and product technologies are such that they give it a unique position in the design and manufacture of power semiconductor modules and multi-chip modules using semiconductor assembly technology. The Omnirel name and logo are unique trademarks. While Omnirel considers that in the aggregate its trademarks are important in its operation, it does not consider that the trademarks are of such importance that termination thereof could materially affect its business.

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

Research and Development

      Generally, Omnirel's research and development expenditures involve engineering and design of custom products for specific applications, development of new packaging techniques and development of packaging for new semiconductor devices. Research and development expendi-tures for the fiscal years ended June 30, 1997, 1996 and 1995 were $1,773,000, $1,361,000 and $1,055,000, respectively, or 9.3%, 5.2% and 4.7% of sales in the respective years.

Employees

      As of June 30, 1997, Zing had 150 employees, 105 of whom were employed by Omnirel in a manufacturing capacity and 40 in clerical, administrative, engineering or sales positions at Omnirel. The Company employs five people in executive or administrative functions. None of Zing's employees are covered by a collective bargaining agreement. In addition, TACTech, which was spun off to the shareholders of the Company at the end of fiscal 1997, had 34 employees as at June 30, 1997.

ITEM 2. - DESCRIPTION OF PROPERTY

Real Property

      The Company maintains its executive office, leasing 1,500 square feet, at a modern office building located in Valhalla, New York at an annual rent of $30,000. The lease was set to expire on October 31, 1997 and was renewed at the same rental terms for a two year period ending October 31, 1999. The Company uses all of the leased space.

      Omnirel owns a 6.5 acre parcel of land with a 48,000 square foot, one story, modern facility located in Leominster, Massachusetts, where Omnirel manufactures its products in a clean-room environment. Omnirel's processes are certified to MIL-PRF 38534 and registered to ISO 9001. Approximately 15,000 square feet of the Company's facility is rated and certified as a class 10,000 clean-room environment. This location houses all of the operations of Omnirel. The clean room facility is equipped with design, manufacturing, electrical test and environment screen equipment which are state-of-the-art. Omnirel utilizes all of its available space within the facility.

Investment Policies

      The Company does not currently have a formal policy in place specifically addressing investments in real estate and real estate related products. Current investments do not include real estate or real estate related products other than real property discussed above. The Company has a policy of investing its liquid assets in equity securities primarily tradable on the New York and other major stock exchanges. The Company's policy is to invest in companies whose securities have a significant public float providing liquidity in the event of sale. The investment portfolio at June 30, 1997 consists primarily of preferred stock.

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

ITEM 3. - LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company is traded on the National Market System
(NMS) of NASDAQ, under the symbol "ZING." The following table sets forth the high and low closing prices of the Company's Common Stock on the NMS for each quarterly period during the last two years.

                                                 High                 Low
Fiscal Year Ended June 30, 1996
   First Quarter............................    24-3/4              12-1/8
   Second Quarter...........................    20-1/2               9-3/4
   Third Quarter ...........................    13                   7-7/8
   Fourth Quarter...........................    14                   9-1/4

Fiscal Year Ended June 30, 1997
   First Quarter............................    10-3/4               9-1/8
   Second Quarter...........................    10-1/4               8
   Third Quarter............................    13-1/4               8
   Fourth Quarter ..........................    10-3/8               8

Fiscal Year Ended June 30, 1998
   First Quarter (through September 22, 1997)   10-5/8               9-3/8


      There were 2,659,653 shares of Common Stock outstanding and 77 holders of record, including approximately 912 beneficial owners of the shares as of September 22, 1997.

      No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1997 and 1996. On June 30, 1997, the Company completed a spin off of the common stock of its 90% owned subsidiary, TACTech, through the distribution of a dividend to Company stockholders, pursuant to which TACTech became a separate publicly-held company as of July 1, 1997. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth for the period indicated the percentage relationship to net sales of certain items from the Company's consolidated statements of operations.

                                                          Year ended June 30
                                                        1997      1996    1995
                                                        ----      ----    ----
Net sales ...........................................  100.0%    100.0%   100.0%
  Cost of goods sold.................................   56.9      54.8     57.9
                                                       -----     -----    -----
  Gross profit.......................................   43.1      45.2     42.1
  Selling, general and administrative expenses.......   37.7      28.0     28.1
  Depreciation and amortization of property, plant
     and equipment...................................    2.8       2.1      5.5
  Interest expense ..................................    4.7       1.1       .6
  Interest and other income, net.....................  (16.9)    (11.9)    (4.7)
                                                       -----     -----    -----
  Income before income taxes and item shown
     below...........................................   14.8      25.9     12.6
  Cost in connection with acquisition of minority
     interest of subsidiary..........................   5.8        --       --
                                                       -----     -----    -----
  Income before income taxes ........................   9.0       25.9     12.6
  Provision for income taxes.........................   1.5        9.0      1.4
                                                       -----     -----    -----
  Net income                                            7.5%      16.9%    11.2%
                                                       =====     =====    =====

Results of Operations - Fiscal 1997 Compared to Fiscal 1996

      The Company reported net income of $1,608,000 or $.64 per share, for the fiscal year ended June 30, 1997, after deducting a restructuring charge of $1,227,000 or $.32 after tax benefit per share (see Note B(i) to the consolidated financial statements) as compared to net income of $4,413,000 or $1.68 per share, which included the realization by the Company of an additional $2,000,000 or $.49 after tax per share from the sale of the net assets of its high reliability electronic semiconductor component distribution and value added services business to Arrow Electronics in May 1993.

      Consolidated net sales decreased to $21,300,000 from the prior comparable year's reportable net sales of $26,049,000. Omnirel's net sales in fiscal 1997 accounted for 90% of consolidated net sales as compared to 94% of consolidated net sales in fiscal 1996. The balance of consolidated net sales in each period is attributable to the operations of TACTech, the spun off subsidiary.

      There was a net decrease in Omnirel revenue from fiscal 1996 in the approximate amount of $5,300,000. Included in Omnirel's revenue is a continued fulfillment of a series of orders placed by General Electric for multi-chip power module systems which accounted for 24% of Omnirel's revenues for the year ended June 30, 1997 as compared to 57% in fiscal 1996. The decrease was offset, in part, by an increase in fiscal 1997 when compared to fiscal 1996 of approximately 40% (or

$4,300,000) in revenues of other products and services. This increase was primarily attributed to an increase in products sold through Omnirel's exclusive distributor, Zeus Electronics (an Arrow company), and the addition of a significant customer. Product sold to such distributor and new customers represented approximately 18% of the 1997 fiscal year's sales volume as compared to 5% in fiscal 1996.

      Revenues for TACTech for the fiscal year ended June 30, 1997 were $2,206,000 as compared to $1,601,000 for the fiscal year ended June 30, 1996. This 38% increase in revenues is primarily attributed to a combination of a larger subscriber base and a general increase in subscription services as subscribers renew their subscriptions.

The following data indicates the TACTech licensing activity for each year:

                                            Fiscal year ended June 30,
                                               1997            1996
                                               ----            ----
Subscribers at beginning of period ...........  73              60
Subscribers who did not renew ................ (12)            (14)
Subscribers added during period including
  renewal subscribers ........................  34              27
                                                --              --
Subscribers at end of period..................  95              73
                                                ==              ==

      Gross profit for the fiscal year ended June 30, 1997 at Omnirel and TACTech represented 76% and 24%, respectively, of the Company's consolidated gross profit of $9,184,000 as compared to 86% and 14%, respectively, of the Company's consolidated gross profit of $11,777,000 for fiscal year 1996. Omnirel's cost of goods sold increased approximately 5% as a percentage of net sales for fiscal 1997 as compared to fiscal 1996. This was primarily attributed to both the reduction of production volume and unit sales price on the series of orders placed by General Electric, and a change in product mix, which had the effect of increasing labor and manufacturing overhead rates (expressed as a percentage of net sales) 1.8% and 1.7%, respectively.

      The consolidated selling, general and administrative expenses in fiscal 1997 were approximately $8,030,000, representing an increase of approximately $750,000 over fiscal 1996. The factors primarily affecting this category were increases in research and development at Omnirel of approximately $412,000; and an increase in personnel cost of approximately $390,000 at TACTech, as more specifically set forth in the following table:

                                                      Number of Employees
                                                      -------------------
                                                      June 30,   June 30,
                                                        1997       1996
                                                      --------   --------

Sales, marketing, training and customer service..         5          5
Software development, data base maintenance
         and computer maintenance................        16          9
  Data processing................................         5          3
General and administrative.......................         8          5
                                                         --         --
                 Total                                   34         22
                                                         ==         ==

      Consolidated interest expense grew to $993,000 during the fiscal year ended June 30, 1997 from $287,000 in fiscal 1996. Approximately $522,000 of the increase is attributable to borrowings from a bank and a brokerage house for capital, the proceeds of which were used to increase and maintain the Company's investment portfolio. In addition, approximately $175,000 of the increase is attributable to a mortgage executed at the end of calendar 1995 on Omnirel's plant and facility located in Leominster, Massachusetts, which mortgage was increased during the current fiscal year to finance the construction of an additional 10,000 square feet of facility.

      For the fiscal year ended June 30, 1997, interest and other income-net grew to $3,597,000, primarily attributable to realized gains (net of unrealized losses) from the sale of securities and dividend income. For the fiscal year ended June 30, 1996, the total interest and other income-net was $3,100,000 of which $2,000,000 resulted from the realization by the Company of the additional purchase price on the sale of the net assets of its high reliability electronic semiconductor component distribution and value added services business to Arrow Electronics in May 1993. Thus, excluding the $2,000,000 received from Arrow Electronics, interest and other income-net increased in fiscal 1997 over fiscal 1996 by $2,497,000, comprised of an increase in dividend and interest income of $1,052,000, and realized and unrealized gains and losses from the sale of securities of $1,445,000.

      Provision for income taxes in fiscal 1997 amounted to $320,000, representing an effective rate of approximately 16% as compared to $2,345,000 at an approximate effective rate of 35% in fiscal 1996. As a result of the redemption of all of its preferred stock portfolio in the third quarter of fiscal 1997, the Company generated a capital loss for tax purposes, which significantly offset the reportable recognizable gain for fiscal 1997. This, coupled with the fact that other income includes non taxable dividends of approximately $1,300,000 and a covenant not to compete of $600,000 previously taxed in its entirety in 1993, contributed to the reduction in the effective tax rate. The Company's provision for income taxes for fiscal 1997 is a result of a reduction in the deferred tax asset, net of an increase to its deferred tax liability, each of which has been created pursuant to FASB 109.

Results of Operations  Fiscal 1996 Compared to Fiscal 1995

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

Liquidity and Capital Resources

      In fiscal 1997 and 1996, the Company utilized most of its cash and cash equivalents in the acquisition of marketable securities and the repurchase of common shares of its common stock for treasury. Omnirel's operations in fiscal 1997 and 1996 were funded from internally generated cash and available bank lines of credit.

Impact of Inflation

      Inflation did not have significant impact on the operations of the Company for any period presented.

ITEM 7.  FINANCIAL STATEMENTS

                            Zing Technologies, Inc.

                         Index to Financial Statements

                                 June 30, 1997

                                                                      Page No.
                                                                      --------

Report of Independent Auditors..........................................16
Consolidated Balance Sheets.............................................17
Consolidated Statements of Income.......................................19
Consolidated Statements of Stockholders' Equity.........................20
Consolidated Statements of Cash Flows...................................21
Notes to Consolidated Financial Statements..............................22

                        Report of Independent Auditors

Stockholders and Board of Directors
Zing Technologies, Inc. and Subsidiaries
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Zing Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zing Technologies, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                /s/ ERNST & YOUNG LLP
                                                ---------------------

September 22, 1997
White Plains, NY

                   Zing Technologies, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                                                           June 30,     June 30,
                                                             1996         1997
                                                             ----         ----
                                                              (000's omitted)
Assets
Current assets:
   Cash and cash equivalents ............................ $     727    $    857
   Marketable securities ................................    19,927      21,935
   Accounts receivable, less allowances of
      $135 and $79, respectively ........................     2,352       2,098
   Inventories ..........................................     4,290       4,785
   Prepaid expenses .....................................       145         204
   Other current assets .................................       341         766
                                                           --------    --------
      Total current assets ..............................    27,782      30,645

Property, plant and equipment ...........................    10,002      10,800
Less: accumulated depreciation and amortization .........     5,181       5,671
                                                           --------    --------
                                                              4,821       5,129

Deferred income taxes, net of valuation allowance .......     1,095         800
Excess of cost over assets acquired, net of accumulated
   amortization of $1,021 and $1,172, respectively ......     1,515       1,363
Other assets ............................................        38          70
                                                            --------    --------
      Total assets                                          $ 35,251    $ 38,007
                                                            ========    ========


                See notes to consolidated financial statements.

                   Zing Technologies, Inc. and Subsidiaries
                   Consolidated Balance Sheets (Continued)

                                                            June 30,    June 30,
                                                              1996        1997
                                                              ----        ----
                                                               (000's omitted)

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ....................................... $  1,495  $  1,672
   Accrued expenses .......................................    1,698       801
   Accrued compensation expense ...........................      666       617
   Loans payable bank .....................................    5,831     7,500
   Short positions in marketable equity securities ........    1,026        --
   Due to broker ..........................................    2,229     3,674
   Current portion of long-term obligations ...............       39       370
                                                            --------   -------
Total current liabilities .................................   12,984    14,634

Long-term obligations, less current portion ...............    1,445     2,903
Deferred income - non-compete agreement ...................    1,100       500

Stockholders' equity:
   Common stock (par value $.01 per share; authorized
      12,000,000 shares; issued 2,874,117 shares as of
      June 30, 1996 and issued and issuable, 3,058,037
      shares as of June 30, 1997 ..........................       28        30
   Additional paid-in capital .............................   13,860    15,111
   Note receivable from stockholder .......................     (170)     (170)
   Net unrealized gain (loss) on marketable
      securities ..........................................      220      (474)
   Retained earnings ......................................    6,767     7,915
   Treasury shares at cost (255,018 shares - 1996,
      399,918 shares - 1997) ..............................     (983)   (2,442)
                                                            --------   -------
                                                              19,722    19,970
                                                            --------   -------
Total liabilities and stockholders' equity                  $ 35,251   $38,007
                                                            ========   =======

                    Zing Technologies, Inc. and Subsidiaries
                        Consolidated Statements of Income


                                                             Year ended June 30,
                                                   -----------------------------------------
                                                      1995            1996          1997
                                                   -----------     ----------    -----------
                                                       (000's omitted, except share data)
Net sales ......................................   $    22,591     $   26,049    $    21,300
Cost of goods sold .............................        13,073         14,272         12,116
                                                   -----------     ----------    -----------
Gross profit ...................................         9,518         11,777          9,184
Selling, general and administrative expenses ...         6,347          7,280          8,030
Depreciation and amortization of property,
    plant and equipment ........................         1,232            552            603
Interest expense ...............................           148            287            993
Interest and other income - net ................        (1,051)        (3,100)        (3,597)
                                                   -----------     ----------    -----------
Income before income taxes and item
    shown below ................................         2,842          6,758          3,155
Costs in connection with acquisition of
    minority interest of subsidiary ............          --             --            1,227
                                                   -----------     ----------    -----------
Income before income taxes .....................         2,842          6,758          1,928
Provision for income taxes .....................           325          2,345            320
                                                   -----------     ----------    -----------
Net income .....................................   $     2,517       $  4,413    $     1,608
                                                   ===========     ==========    ===========

Net income per common and common
   equivalent share ............................   $       .94     $     1.68    $       .64
                                                   ===========     ==========    ===========
Number of shares used in computation                 2,671,000      2,629,000      2,502,000

                See notes to consolidated financial statements.

                         Zing Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Stockholders' Equity

                                     (000's omitted)

                                                                                                            Net Unrealized
                                                                                Note                          Gain (Loss)  Total
                                                 Common Stock   Additional   Receivable  Retained                 on        Stock-
                                                --------------    Paid-in       From     Earnings   Treasury  Marketable   holders's
                                                Shares  Amount   Capital    Stockholder  (Deficit)    Stock   Securities    Equity
                                                ------  ------  ----------  -----------  ---------  -------- ------------  --------
Balance at June 30, 1994 .....................  2,681   $ 27     $ 13,146     $ (250)     $ (163)    $   (48)  $   (288)   $ 12,424
Net income ...................................                                             2,517                              2,517
Recognition of unrealized loss on ............
   noncurrent marketable securities ..........                                                                      288         288
Repurchase of common stock for treasury ......   (186)                                                  (421)                  (421)
Exercise of warrants .........................    102      1          320                                                       321
                                                -----   ----     --------     ------      ------     -------   --------    --------
Balance at June 30, 1995 .....................  2,597     28       13,466       (250)      2,354        (469)                15,129
Net income ...................................                                             4,413                              4,413
Net unrealized gain on noncurrent ............                                                                      220         220
Repurchase of common stock for treasury ......    (55)                                                  (514)                  (514)
Repayment of note receivable                                                      80                                             80
   from stockholder ..........................
Exercise of warrants .........................     77                 394                                                       394
                                                -----   ----     --------     ------      ------     -------   --------    --------
Balance at June 30, 1996 .....................  2,619     28       13,860       (170)      6,767        (983)       220      19,722
Net income ...................................                                             1,608                              1,608
Net unrealized (loss) on
   marketable securities .....................                                                                     (694)       (694)
Repurchase of common stock for treasury ......   (145)                                                (1,459)                (1,459)
Issuance of common stock in exchange for
   minority interest of subsidiary ...........    164      1        1,226                                                     1,227
Exercise of warrants                               20      1           25                                                        26
Dividend distribution of subsidiary
   common stock                                                                             (460)                              (460)
                                                -----   ----     --------     ------      ------     -------   --------    --------
Balance at June 30, 1997                        2,658   $ 30     $ 15,111     $ (170)     $7,915     $(2,442)  $   (474)   $ 19,970
                                                =====   ====     ========     ======      ======     =======   ========    ========


                See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                   Year ended June 30,
                                                                   -------------------
                                                              1995         1996       1997
                                                           --------    --------    --------
                                                                    (000's omitted)
Operating activities
Net income .............................................   $  2,517    $  4,413    $  1,608
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ......................      1,534         907         953
    Amortization of non-compete agreement ..............       (600)       (600)       (600)
    Deferred income taxes ..............................        (29)        189         295
    Costs in connection with acquisition of
      minority interest of subsidiary ..................         --          --       1,227
    Changes in operating assets and liabilities:
      Accounts receivable ..............................     (1,149)      1,181        (165)
      Inventories ......................................     (1,426)       (473)       (495)
      Prepaid expenses and other current assets ........       (174)        142        (631)
      Other assets .....................................         73         (26)        (32)
      Accounts payable and accrued expenses ............      1,530       2,730        (369)
      Other, net .......................................        184         291          28
                                                           --------    --------    --------
Net cash provided by operating activities ..............      2,460       8,754       1,819

Investing activities
Purchases of property and equipment ....................       (850)       (974)     (1,298)
Net purchases of marketable securities .................       (332)    (14,431)     (2,701)
                                                           --------    --------    --------
Net cash used in investing activities ..................     (1,182)    (15,405)     (3,999)
                                                           --------    --------    --------

Financing activities
Proceeds from borrowings ...............................        190       7,375      10,006
Reductions of borrowings ...............................         --      (1,032)     (6,130)
Exercise of warrants ...................................        137         103          26
Repayment of note receivable from stockholder ..........         --          80          --
Repurchase of common stock for treasury ................       (421)       (514)     (1,459)
Dividend of investment in subsidiary common stock ......         --          --        (133)
                                                           --------    --------    --------
Net cash provided by (used in) financing activities ....        (94)      6,012       2,310
                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...      1,184        (639)        130
Cash and cash equivalents at beginning of year .........        182       1,366         727
                                                           --------    --------    --------
Cash and cash equivalents at end of year ...............   $  1,366    $    727    $    857
                                                           ========    ========    ========


                See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                  June 30, 1997

Note A.   Summary of Significant Accounting Policies

Business Segment Information

Zing Technologies, Inc. (the "Company") operates primarily in one business segment - sales of high reliability power semiconductor multi-chip modules for use in military/aerospace and high-end industrial applications. The Company also marketed a turnkey software package and database of pertinent electronic semiconductor component information through the end of its fiscal year (see Note
B).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Omnirel, LLC ("Omnirel"), and its formerly 90% owned subsidiary Transition Analysis Component Technology, Inc. ("TACTech"), exclusive of TACTech's June 30, 1997 balance sheet (see Note B). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes sales at the time products are shipped/services are provided. Consistent with industry practice, Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. As of June 30, 1996 and 1997, the Company has warranty reserves of $222,000 and $77,000 respectively.

Cash and Cash Equivalents

The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note A.  Summary of Significant Accounting Policies (continued)

Marketable Securities

As of the beginning of fiscal 1995, the Company adopted the provisions of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," and such adoption did not have a material impact on the Company's financial statements. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. As of June 30, 1996 and 1997, all marketable securities are held as available for sale.

Property, Plant and Equipment

Property, plant and equipment, including equipment leased under capital leases, are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty five years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the improvements, whichever is shorter. During the fiscal year 1995, the Company recorded an increase in depreciation and amortization expense in the amount of $386,000 due to a change in estimate of the useful lives of certain machinery and equipment owned by Omnirel due to Omnirel's accelerated and additional use of its manufacturing machinery and equipment.

Excess of Cost Over Assets Acquired

The excess cost over assets acquired is being amortized over fifteen years. The Company periodically reviews the carrying value of the excess of cost over assets acquired for recoverability in relation to future earnings.

Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the effect of Common Stock equivalents resulting from dilutive stock options and warrants.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note A.  Summary of Significant Accounting Policies (continued)

Supplemental net income per share for the year ended June 30, 1997, assuming that the issuance of common stock to acquire the minority interest in Omnirel occurred on July 1, 1996, would have been $0.60.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reasonably approximate fair value due to the short maturity of these items; marketable securities are based upon quoted market prices. The carrying amounts of loans payable to bank and long-term obligations also approximate fair value in that interest rates for these credit facilities are based on the applicable bank's prime lending rates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 in fiscal 1997, and there was no impact.

The Company accounts for warrants and stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company generally prices its warrants and stock options at fair market value on the date of grant and, therefore, no compensation expense is recognized when granted. In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which provisions did not produce information that differs materially from that contained in the consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note B.  Organization

(i)  Omnirel

During fiscal 1997, the Company purchased the balance of the outstanding ownership interests of its Omnirel Corporation subsidiary (the predecessor to Omnirel LLC) not owned by the Company (2% outstanding and 16% on a fully diluted basis). In connection therewith, Omnirel Corporation was merged into Omnirel LLC (a newly formed Delaware limited liability corporation) and became a wholly owned subsidiary of the Company. The Company issued approximately 164,420 shares of its Common Stock in exchange for the minority interests in Omnirel (including 132,603 shares in exchange for options to purchase Omnirel Common Stock) to effect the purchase. Such shares were issuable at June 30, 1997. In connection with such restructuring, certain Omnirel optionees elected to retain their options which (assuming full vesting) are exercisable for up to 53,027 shares of Company common stock. As a result, the Company incurred a pre-tax charge against earnings in the fourth quarter ended June 30, 1997 of approximately $1.2 million, representing compensation paid to the employee optionholders equal to the value of the shares issued in exchange for options held by such employees.

(ii) TACTech

The Board of Directors of the Company declared a dividend distribution (the "Distribution") to the Company shareholders of record as of June 17, 1997 on the basis of one share of TACTech Common Stock for each 5.0024 shares of Company Common Stock. The distribution was effective June 30, 1997 and following the distribution TACTech commenced operations on a stand alone basis. During fiscal 1997, TACTech filed a registration statement on Form SB-1 and Prospectus for the purpose of distributing the common stock of TACTech to the stockholders of the Company.

The Company made an additional investment of its intercompany advances excluding taxes, as of the effective date of the Distribution, of approximately $553,000, which amount has been accordingly included in additional paid-in capital of TACTech.

As of the Distribution Date, the Company and TACTech entered into several agreements to take certain other actions for purposes of governing certain of the ongoing relationships between the two

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note B.  Organization (continued)

companies following the Distribution, including reciprocal indemnification obligations, and the engagement of the certain Company employees by TACTech on a part time basis. In addition, the Company has assisted TACTech in obtaining a $1.5 million credit facility from a bank and provided a guaranty of indebtedness incurred by TACTech thereunder. Pursuant to an indemnification agreement entered into between the Company and TACTech in connection with the Distribution, TACTech agreed to indemnify the Company against all expenses and liabilities resulting from (i) the operations of TACTech from and after the Distribution,
(ii) the Company's operations of TACTech's business prior to the Distribution other than those based upon the tax consequences of the Distribution and (iii) any claim, suit or other type of proceeding based upon, arising out of or in connection with any information furnished by TACTech concerning TACTech for inclusion in the Prospectus relating to the Distribution; and the Company agreed to indemnify and save harmless TACTech and its directors, officers, employees, agents and/or affiliates for any claims incurred or suffered, directly or indirectly, by them resulting from or attributable to, among other things (i) the operation of the Company from after the Distribution (ii) any claim, suit or other type of proceeding based upon, arising out of or in connection with the operation of the Company's business (other than TACTech's business) prior to the Distribution, and (iii) any claims, suit or other type of proceeding based upon, arising out of or in connection with any information concerning the Company in the Prospectus or any information furnished by the Company concerning the Company for inclusion in the Prospectus.

Under the terms of the credit facility referred to above, TACTech received a $1,500,000 revolving line of credit to be used for working capital and equipment acquisitions subsequent to June 30, 1997. The facility has a three year term and is guaranteed by the Company. Interest on the borrowings is at a variable rate tied to the Bank's prime rate. All TACTech's personal property collateralizes the borrowings under such facility.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note B.  Organization (continued)

The net assets transferred at June 30, 1997 in TACTech were as follows:

               Current Assets (a) ..   $ 671,000
               Non-Current Asset ...     190,000
               Liabilities .........    (401,000)
                                       ---------
               Net Assets ..........   $ 460,000
                                       =========

      (a)   Includes $108,000 of prepaid registration costs.

The consolidated financial statements of the Company for the years ended June 30, 1997 include the following applicable to TACTech:

                                         1995            1996            1997
                                      ----------      ----------      ----------
Revenues .......................      $1,224,656      $1,601,255      $2,205,679
Expenses .......................       1,169,931       1,444,054       1,902,809
Charges in lieu of taxes .......          16,400          50,015         103,400
                                      ----------      ----------      ----------
Net Income .....................      $   38,325      $  107,186      $  199,470
                                      ==========      ==========      ==========

Note C.  Officer Loan

During 1991, the Company loaned $250,000 to an officer/director of Omnirel Corporation and the Company to purchase Common Stock of the Company on the open market, in exchange for a non-interest bearing note. The note is due July 1, 2001, is secured by the 84,000 shares of the Company's Common Stock owned by the officer/director, and is classified as a reduction of equity. During the 1996 fiscal year, $80,000 of this note was repaid.

Note D.  Inventories

Inventories consists of the following:

                                            June 30,     June 30,
                                              1996         1997
                                            -------      -------
                                              (000's omitted)

               Raw materials ............    $2,472      $2,540
               Work in process ..........     1,294       1,381
               Finished goods ...........       524         864
                                             ------      ------
                                             $4,290      $4,785
                                             ======      ======

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note E.  Property, Plant and Equipment

Property, plant and equipment consists of:

                                               June 30,   June 30,
                                                 1996       1997
                                               -------    -------
                                                 (000's omitted)

               Land .........................   $   300   $   300
               Building and improvements ....     2,929     3,626
               Equipment ....................     5,483     5,892
               Furniture and fixtures .......       744       433
               Leasehold improvements .......       546       549
                                                -------   -------
                                                $10,002   $10,800
                                                =======   =======

Note F.  Credit Facilities

Credit facilities consist of the following:

                                                     June 30,
                                                ------------------
                                                 1996       1997
                                                -------    -------
                                                 (000's omitted)
Loans payable bank:

               Loans payable bank:
               Revolving line of credit .....   $   856    $    --
               Line of credit ...............     4,975      7,500
                                                -------    -------
                                                $ 5,831    $ 7,500
                                                =======    =======
               Long-term obligations:
               Mortgage payable to bank .....   $ 1,484    $ 1,838
               Term loan to bank ............        --      1,435
               Current portion ..............       (39)      (370)
                                                -------    -------
                                                $ 1,445    $ 2,903
                                                =======    =======

In July 1996, Omnirel replaced a $5,000,000 line of credit with a new $5,000,000 facility (the "Loan Facility") comprised of (a) a $1,500,000 revolving line of credit maturing on November 30, 1997, (b) a $1,500,000 term loan, maturing August 1, 2001, (c) a $500,000 equipment line of credit expiring November 30, 1997 and (d) a $1,500,000 standby term loan expiring November 30, 1997. In connection with the refinancing, Omnirel repaid the outstanding balance on the line of credit.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note F.  Credit Facilities (continued)

The Loan Facility requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on the payment of dividends. Substantially all assets, excluding real estate and related fixtures, have been pledged as collateral.

Omnirel obtained a mortgage on its real estate and related fixtures in December 1995. During fiscal year 1997, an additional $390,000 was added to its existing mortgage. The outstanding balance on the mortgage at June 30, 1996 and 1997 was $1,484,000 and $1,838,000, respectively. The mortgage matures on December 18, 2000 and monthly payments are made for principal, using a twenty year amortization, and for interest based on the bank's lending rate plus 1.5% (10% at June 30, 1997). Omnirel's mortgage is guaranteed by Zing.

In April 1997, the Company entered into a $7,500,000 line of credit, which replaced a previously existing $5,000,000 line of credit, with an interest rate equal to either the prime rate less .75% or the LIBOR plus .70% (6.3875% at June 30, 1997) which has an expiration date of March 2, 1998. Monthly interest payments commenced in May 1997. Proceeds from the loan were used to reduce borrowings under the Company's brokerage margin account. Marketable securities, principally preferred stocks with a fair market value of approximately $15,000,000 were used to collateralize the borrowings of $7,500,000 at June 30, 1997.

Simultaneously, with the obtaining of the $7,500,000 line of credit, the Company purchased an interest rate cap for $38,000, which caps the LIBOR on the $7,500,000 line at 5.6875% through the expiration of the loan facility.

The annual principal payment requirements on the mortgage subsequent to June 30, 1997 are as follows:


                                  1998  -   $  370,000
                                  1999  -      379,000
                                  2000  -      383,000
                                  2001  -    2,065,000
                                  2002  -       76,000

The Company made interest payments relating to credit facilities of $560,000, $287,000 and $148,000 during the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note G.  Income Taxes

The Company records taxes under the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences reverse.

Omnirel's net operating loss carryforwards for federal income tax purposes of approximately $3,600,000 at June 30, 1997 expire through 2007, subject to annual limitations under Section 382 of the Internal Revenue Code.

Income tax provision consists of the following:

                                            Year ended June 30
                                        -------------------------
                                         1995      1996     1997
                                        ------    ------   ------
                                             (000's omitted)

               Current Federal ......   $  266    $1,706   $   --
               Current State ........       88       450       25
               Deferred Federal .....      (29)      189      232
               Deferred State .......       --        --       63
                                        ------    ------   ------
               Total                    $  325    $2,345   $  320
                                        ======    ======   ======

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note G.  Income Taxes (continued)

The reconciliation of the differences between the tax provision and the amounts computed by applying the statutory Federal income tax rate to pre-tax income follow:

                                                         Year ended June 30
                                                  -----------------------------
                                                   1995       1996        1997
                                                  -------    -------    -------
                                                         (000's omitted)

Federal income tax at statutory rate (34%) ....   $   966    $ 2,298    $   656
State income tax net of Federal tax benefit ...        59        297         17
Adjustment to valuation allowance .............      (927)      (173)        --
Adjustment of deferred income taxes ...........       193         --         --
Permanent differences resulting
  from purchase accounting ....................        52         68         68
Non-taxable dividends .........................      (100)      (228)      (455)
Other-net .....................................        82         83         34
                                                  -------    -------    -------
                                                  $   325    $ 2,345    $   320
                                                  =======    =======    =======

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                                  June 30
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
                                                               (000's omitted)

              Net operating losses ........................   $ 1,221   $ 1,221
              Noncompete agreement ........................       374       198
              Purchase accounting bases differences .......      (284)     (268)
              Warranty reserves ...........................        75        30
              Inventory reserves ..........................       162       165
              Unrealized loss on marketable securities ....       110       196
              Accumulated depreciation ....................        --      (130)
              Other .......................................        64       202
                                                              -------   -------
              Deferred tax asset ..........................     1,722     1,614
              Valuation allowance .........................      (627)     (814)
                                                              -------   -------
              Net deferred tax asset                          $ 1,095   $   800
                                                              =======   =======


The net change in the valuation allowance for the years ended June 30, 1997 and 1996 was $187,000 and ($173,000), respectively, resulting from the increase in unrealized losses on marketable securities (1997) and the utilization of net operating loss carryforwards (1996).

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note G.  Income Taxes (continued)

The Company made no income tax payments during 1995. In 1996 and 1997, income tax payments aggregated $1,950,000 and $250,000, respectively.

Note H.  Stockholders' Equity

Treasury stock outstanding is as follows:

     Fiscal Year                                            Average Price
   Ended June 30,         Shares           Total Cost         Per Share
   --------------         ------           ----------         ---------
        1993               2,600           $    5,200          $ 2.00
        1994              11,500               43,125            3.75
        1995             185,818              421,090            2.27
                         -------              -------
                         199,918              469,415

        1996              55,100              513,522            9.32
                         -------              -------
                         255,018              982,937

        1997             144,900            1,459,902           10.07
                         -------           ----------
                         399,918           $2,442,839
                         =======           ==========


Warrant activity is as follows:
                                                          Warrants    Price
                                                          --------    -----

               Outstanding at June 30, 1995 ...........    97,474    $  1.34
               Exercised - fiscal 1996 ................   (76,564)      1.34
                                                          -------
               Outstanding at June 30, 1996 ...........    20,910       1.34
               Exercised - fiscal 1997 ................   (19,500)      1.34
                                                          -------
               Outstanding at June 30, 1997 ...........     1,410       1.34
                                                          =======

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note H.  Stockholders' Equity (continued)

Options outstanding at June 30, 1995, 1996 and 1997 represent options to purchase Omnirel common stock.

Option activity is as follows:

                                            1995
                                        Non-Qualified      1995
                                           Exchange    Non-Qualified
                                            Options       Options
                                              ($8)         ($10)         Total
                                           --------       -------      --------
Options outstanding July 1, 1995 ......     134,000        17,000       151,000
Granted ...............................          --        10,000        10,000
                                           --------       -------      --------
Options outstanding June 30, 1996 .....     134,000        27,000       161,000
Granted ...............................          --        10,000        10,000
Forfeited .............................      (4,100)      (14,000)      (18,100)
Repurchased by Company ................    (117,350)           --      (117,350)
                                           --------       -------      --------
Options outstanding June 30, 1997 .....      12,550        23,000        35,550
                                           ========       =======      ========

Number of shares of Company
Common Stock which outstanding
options are exercisable for
pursuant to restructuring
described below .......................       14,182       38,845        53,027
                                            ========      =======      ========

Exercisable at June 30, 1997 ..........        8,367        5,200        13,567
                                            ========      =======      ========

Number of shares of Company
Common Stock which exercisable
options are exercisable for at
June 30, 1997 pursuant to
restructuring described below .........        9,455        8,782        18,237
                                            ========      =======      ========

Vesting ...............................      3 years      5 years
Contractual Life ......................     10 years     10 years


In connection with the restructuring of Omnirel (see Note B), options to purchase Omnirel stock which were not repurchased by the Company became, subject to vesting limitations, exercisable for Company Common stock at the rate of
1.6889 shares for each $10 option and 1.13 shares for each $8 option.

The fair value for the $10 options granted during fiscal 1997 and fiscal 1996 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.25%; divided yields of 0%; volatility factors

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note H.  Stockholders' Equity (continued)

of the expected market price of the Company Common Stock of .683; and a weighted average expected life of the options of five years. The estimated weighted average fair value per option is approximately $5.08.

Note I.  Marketable Equity Securities

For the years ended June 30, 1996 and 1997, marketable securities consisted of equity securities carried at market value. Marketable securities had a cost of $19,706,000 as of June 30, 1996 and $22,284,000 as of June 30, 1997. As of June
30, 1997, gross unrealized gains and losses were $129,000 and $603,000, respectively.

Included in the determination of net income for the years ended June 30, 1995, 1996 and 1997 were realized gains of $388,000, $478,000 and $1,899,000 respectively, and realized losses of $30,000, $587,000 and $1,004,000, respectively.

During fiscal 1996, the Company engaged in one short sale which obligated the Company to replace securities borrowed by purchasing additional securities at its then current market value. At June 30, 1996, the Company's short sale obligation aggregated $1,026,000. Included in the determination of fiscal 1996 net income was a gain of $94,000 related to the difference between the proceeds from the short sale and the related obligation at June 30, 1996. During fiscal 1997, the Company covered its short sale obligation and realized additional gains of $649,000 related to the aforementioned transaction.

During fiscal 1995, 1996 and 1997, unrealized losses of $307,000, $578,000 and $43,000, respectively, were charged to income representing a reduction in the market value of certain marketable securities which was deemed to be other than temporary.

Note J.  Employee Benefit Plans

The Company has a deferred compensation program for all employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the program, contributions to be made by the Company are at the discretion of the Board of Directors of the Company and were $5,000 for 1995, $10,500 for 1996 and $18,000 for 1997. The Company does not maintain post-retirement benefit plans.

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note K.  Leases

The Company has a noncancelable operating lease expiring October 31, 1999 at an annual rent of $30,000. As of June 30, 1997, the Company had no other significant operating leases. Rental expense for all operating leases were $57,000 for 1995, $59,000 for 1996 and $67,000 for 1997.

Note L.  Research and Development

During fiscal 1995, 1996 and 1997, research and development expenditures, which are included in selling, general and administrative expenses, were $1,055,000, $1,361,000 and $1,773,000, respectively.

Note M.  Concentration of Credit Risk

Sales to one customer aggregated 24% of the net sales of Omnirel for fiscal 1997 as compared to sales to the same customer in fiscal 1996 and 1995, aggregating 58% and 61%, respectively. Sales to another customer aggregated 12% of net sales of Omnirel for fiscal 1997.

Note N.  Related Party Transactions

During the years ended June 30, 1995, 1996 and 1997, the Company incurred costs for legal services rendered by a law firm (a principal of which is a member of the Board of Directors of the Company) amounting to $347,000, $228,000 and $372,000, respectively.

Note O.  Interest and Other Income, Net.

Interest and other income, net, is comprised of the following:

                                                   1995       1996         1997
                                                  ------     -------      ------
                                                          (000's omitted)

Proceeds from sale of business ..............         --     $ 2,000          --
Amortization of non-compete agreement .......     $  600         600      $  600
Dividend and interest income ................        400       1,093       2,145
Unrealized and realized gains (losses)
from sale/redemption of securities ..........         51        (593)        852
                                                  ------     -------      ------
    Total                                         $1,051     $ 3,100      $3,597
                                                  ======     =======      ======

                    Zing Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note P. Subsequent Events

During July and August 1997, the Company acquired for its treasury 102,400 shares of its common stock for $1,079,670, an average price of $10.54 per share (including brokerage costs.)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

Information required under items 9 through 12 of this part will be incorporated by reference from the Company's definitive Proxy Statement or by amendment on Form 10-KSB/A, to be filed within 120 days following the end of the Company's June 30, 1997 fiscal year.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K

   (a)     Exhibits

   11 - Statement Re Computation of per share earnings. (See Page 39 of Report).

   (b)     Reports on Form 8-K:

   None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of October, 1997.

                                        Zing Technologies, Inc.

                                        By: /s/ Robert E. Schrader
                                            ----------------------
                                              Robert E. Schrader
                                              President, Chief Executive Officer
                                              and Chairman of the Board

Each person whose signature appears below constitutes and appoints Robert E. Schrader and Martin S. Fawer, or either of them, each with the power of substitution, his or her true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Robert E. Schrader     President, Chief Executive            October 9, 1997
------------------------   Officer and Chairman of the Board
(Robert E. Schrader)       (Principal Executive Officer)


/s/ Martin S. Fawer        Treasurer and Director                October 9, 1997
------------------------   (Principal Financial Officer)
(Martin S. Fawer)


/s/ Deborah J. Schrader    Secretary and Director                October 9, 1997
------------------------
(Deborah J. Schrader)


/s/ John F. Catrambone     Director                              October 9, 1997
------------------------
(John F. Catrambone)


/s/ Laurence Higgitt       Director                              October 9, 1997
------------------------
(Laurence Higgitt)


/s/ Henry A. Singer        Director                              October 9, 1997
------------------------
(Henry A. Singer)