Form 10QSB
period 1997-09-30
ZING TECHNOLOGIES INC
filed 1997-11-14
CIK 756055

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1997

                                    -- OR --

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14328


                             ZING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
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


                                 (914) 747-7474
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

The number of shares of common stock, $.01 par value, outstanding and issuable as of November 12,1997 was 2,556,987.

--------------------------------------------------------------------------------

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


                                      INDEX






PART I. FINANCIAL INFORMATION                                               PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
           September 30, 1997 and June 30, 1997..............................  3

           Condensed consolidated statements of income -
           three months ended September 30, 1997 and 1996....................  4

           Condensed consolidated statements of cash flows -
           three months ended September 30, 1997 and 1996....................  5

           Notes to condensed consolidated financial statements -
           September 30, 1997................................................  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................  8



PART II.   OTHER INFORMATION

Item 5.    Other Information.................................................  9

Item 6.    Exhibits and Reports on Form 8-K.................................. 11

           Signatures........................................................ 12

           Exhibit 11 - Computation of earnings per share -
           three months ended September 30, 1997 and 1996.................... 13

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I . FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                          September 30  June 30
                                                              1997       1997
                                                          ---------------------
                                                          (unaudited)   (note)
                                                              (000's omitted,
                                                          except per share data)
                                                          ---------------------
Current Assets
     Cash and cash equivalents ............................. $   595    $   857
     Marketable securities .................................  21,040     21,935
     Accounts receivable, less allowances of
        $83 and $79, respectively ..........................   2,427      2,098
     Inventories ...........................................   4,924      4,785
     Prepaid expenses ......................................     348        204
     Other current assets ..................................     451        766
                                                             -------    -------
Total Current Assets .......................................  29,785     30,645
Property, Plant and Equipment ..............................  11,079     10,800
     Less accumulated depreciation and amortization ........   5,875      5,671
                                                             -------    -------
                                                               5,204      5,129
Deferred Income Taxes, net of valuation allowance ..........     800        800
Excess of Cost Over Assets Acquired, net of amortization
     amortization of $1,211 and $1,172, respectively .......   1,324      1,363
Other Assets ...............................................      70         70
                                                             -------    -------
     TOTAL ASSETS .......................................... $37,183    $38,007
                                                             =======    =======

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
     Accounts payable ...................................... $ 1,839    $ 1,672
     Accrued expenses & taxes payable ......................     827        801
     Accrued compensation expense ..........................     376        617
     Loan payable - bank ...................................   7,695      7,500
     Due to broker .........................................   2,712      3,674
     Current portion of long-term obligations ..............     370        370
                                                             -------    -------
Total Current Liabilities ..................................  13,819     14,634
Long-Term Obligations, less current portion ................   2,811      2,903
Deferred Income - non-compete agreement ....................     350        500
Stockholders' Equity
     Common Stock, par value $.01 per share:
         authorized 12,000,000 shares; issued and issuable
         3,058,037 shares as of September 30, 1997
         and 3,058,037 shares as of June 30, 1997 ..........      30         30
     Additional paid-in capital ............................  15,113     15,111
     Notes receivable from stockholders ....................    (344)      (170)
     Net unrealized gain (loss) on marketable securities ...      38       (474)
     Retained earnings .....................................   8,888      7,915
     Less: treasury shares at cost (502,318 shares at
         September 30,1997, and 399,918 shares at
         June 30, 1997) ....................................  (3,522)    (2,442)
                                                             -------    -------
Total Stockholders' Equity .................................  20,203     19,970
                                                             -------    -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............ $37,183    $38,007
                                                             =======    =======

Note: The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three Months Ended
                                                             September 30,
                                                          1997           1996
                                                          ----           ----
                                                             (000's omitted,
                                                         except per share data)
                                                        ------------------------

Net Sales ...........................................      $5,086        $5,096
Cost of goods sold ..................................       3,188         2,872
                                                        ---------     ---------
Gross Profit ........................................       1,898         2,224

Selling, general and administrative expenses ........       1,649         1,724
Depreciation and amortization of property,
    plant, and equipment ............................         137           133
Interest expense ....................................         245           251
Interest and other income - net .....................      (1,311)         (607)
                                                        ---------     ---------
Income before income taxes ..........................       1,178           723
Provision for income taxes ..........................         205           145
                                                        ---------     ---------
Net income ..........................................        $973          $578
                                                        =========     =========

Net Income per Common and Common Equivalent Share ...       $0.37         $0.23
                                                        =========     =========

Number of shares used in computation ................   2,599,272     2,537,504


           See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             Three Months Ended
                                                                September 30,
                                                               1997       1996
                                                             ------------------
                                                               (000's omitted)
                                                             ------------------

OPERATING ACTIVITIES
  Net income ............................................... $   973    $   578
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization .........................     243        220
     Amortization of non-compete agreement .................    (150)      (150)
     Unrealized losses (gains) on marketable securities ....     512        (66)

     Changes in operating assets and liabilities:
         Accounts receivable ...............................    (329)      (207)
         Inventories .......................................    (139)      (283)
         Prepaid expenses and other current assets .........     171        (57)
         Accounts payable and accrued expenses .............     (46)      (528)
         Other - net .......................................      --         31
                                                             -------    -------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .   1,235       (462)
                                                             -------    -------



INVESTING ACTIVITIES
     Purchases of property and equipment ...................    (279)      (400)
     Net (purchases) sales of marketable securities ........     895       (868)
                                                             -------    -------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....     616     (1,268)
                                                             =======    =======

FINANCING ACTIVITIES
    Proceeds from borrowings ...............................     195      3,855
    Reduction of borrowings ................................  (1,054)      (880)
    Exercise of warrants ...................................      --          5
    Repurchase of common stock for treasury ................  (1,080)    (1,297)
    Increase in loans receivable to shareholders ...........    (174)        --
                                                             -------    -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......  (2,113)     1,683
                                                             -------    -------

  NET DECREASE IN CASH AND CASH EQUIVALENTS ................    (262)       (47)
    Cash and cash equivalents at beginning of period .......     857        727
                                                             -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ............... $   595    $   680
                                                             =======    =======


           See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.


ORGANIZATION

     Prior to June 30, 1997, Transition Analysis Component Technology, Inc. ("TACTech") was a 90% owned subsidiary Zing Technologies, Inc. ("Zing") and the remaining 10% was owned by one officer of TACTech.

     TACTech filed a registration statement on Form SB-1, which became effective June 30, 1997, for the purpose of distributing the Common Stock of TACTech which was owned by Zing to the shareholders of Zing.

     As of the date of the Distribution, TACTech engaged certain employees of Zing (with the permission of Zing) on a part-time basis to render to TACTech the following services for a cost not to exceed $100,000 per year including: to advise in the development of TACTech's business plan, to advise TACTech with respect to and to negotiate agreements on TACTech's behalf, to coordinate communications with TACTech's stockholders, to advise TACTech with respect to and to negotiate acquisitions and financing, to prepare and file TACTech's tax returns and reports required by applicable securities laws and rules of applicable stock exchanges, to review and supervise TACTech's accounting department and systems from time to time and suggest revisions and changes thereto, and to perform such further services as such employees may agree.

     The following information for 1996 excludes the operations of TACTech:

                                                           Three Months Ended
                                                           September 30, 1996
                                                          ----------------------
                                                             (000's omitted,
                                                          except per share data)

     Net sales ...........................................        $4,569
     Cost of goods sold (net) ............................         2,872
     Provision for income taxes ..........................           120
     Net income ..........................................        $  433
     Net income per Common and Common Equivalent Share ...        $ 0.17

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                       September 30,   June 30,
                                                           1997         1997
                                                          ------       ------

Raw materials .......................................     $2,720       $2,540
Work in process .....................................      1,376        1,381
Finished goods ......................................        828          864
                                                          ------       ------
                                                          $4,924       $4,785
                                                          ======       ======


Net Income Per Common And Common Equivalent Share

     Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the effect of common stock equivalents resulting from dilutive stock options.


Impact of New Accounting Standard

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which specifies a change in the computation, presentation and disclosure requirements for earnings per share and requires the restatement of all prior periods. The Statement is required to be adopted for periods ending after December 15, 1997. Accordingly, the Company will comply with the requirements of this standard; however, the Company does not expect that the impact of this standard will be material.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from he consolidated statement of operations:

                                                      Percent of Net Sales
                                                Three Months Ended September 30,
                                                     1997      1996(a)   1996(b)
                                                --------------------------------

Net sales ........................................   100.0%    100.0%    100.0%
Cost of goods sold ...............................    62.7      62.9      56.4
Gross profit .....................................    37.3      37.1      43.6
Selling, general and administrative expenses .....    32.3      29.9      33.7
Provision for doubtful accounts ..................      .1        .1        .1
Depreciation and amortization of property
     and equipment and excess of costs
     over assets acquired ........................     2.7       2.8       2.6
Interest expense .................................     4.8       5.5       4.9
Interest and other income - net ..................   (25.8)    (13.3)    (11.9)
Income before income taxes .......................    23.2      12.1      14.2
Provision for income taxes .......................     4.0       2.6       2.9
  Net income .....................................    19.2       9.5      11.3

(a)  Without TACTech (See notes to condensed consolidated financial statements)

(b)  Actual

Three Months Ended September 30, 1997 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1996
------------------

     Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $973,000 or $.37 per share for the three months ended September 30, 1997. During the prior comparable quarter ended September 30, 1996, the Company also owned 90% of Transition Analysis Component Technology, Inc. ("TACTech"), which ownership interest was distributed to the Zing shareholders on June 30, 1997. For the quarter ended June 30, 1996, the Company reported income of $578,000 or $.23 per share, or, exclusive of TACTech, $433,000 or $.17 per share. This significant increase in reportable income is solely attributed to the increase in income generated by Zing's investment portfolio.

     Sales of Omnirel for the three months ended September 30, 1997 were $5,086,000. Sales for the Company for the three months ended September 30, 1996 were $5,096,000, comprised of sales of Omnirel of $4,569,000 and sales of TACTech of $527,000. Included in Omnirel sales are revenue generated by the continued fulfillment of a series of orders placed by General Electric for multichip power modules containing power hybrid components. The increase in Omnirel sales revenue of 11% from the prior comparable quarter is attributed to increased sales in the product segments other than the products sold to General Electric. Sales to General Electric accounted for 24% and 25% of the sales, respectively, in each of the three month periods ended September 30, 1997 and 1996.

     The Company's gross profit for the three months ended September 30, 1997 was $1,898,000. Gross profit for the three months ended September 30, 1996 was comprised of TACTech $527,000 and Omnirel $1,697,000. The increase in Omnirel's gross profit of $201,000 for the three months September 30, 1997 is attributed to the increase in sales volume as the gross profit, expressed as a percentage of sales, was 37% in each of the quarters ending September 30, 1997 and 1996.

     For the three months ended September 30, 1997 the selling, general and administrative expenses were $1,649,000, as

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

Three Months Ended September 30, 1996 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1995 (continued)
------------------

compared to $1,373000 (or $1,724,000, including TACTech) for the three months ended September 30, 1996. The increase of $276,000 is primarily attributable to increases of $127,000 in selling expense and sales personnel at Omnirel.

     The backlog of Omnirel as of September 30, 1997 was $11,929,000, of which $1,240,000 was attributable to orders from General Electric. In the comparable 1996 quarter, total backlog stood at approximately $10,355,000, of which approximately $27,000 represented orders from General Electric.

     Interest and other income increased to $1,311,000 for the three months ended September 30, 1997 from $607,000 for the three months ending September 30, 1996. This increase of $704,000 is primarily attributed to gains realized in sales of securities in the Zing investment portfolio.

     The difference between the effective rate and the federal tax rate of 34% from period to period is primarily due to non-taxable dividends included in other income.

Liquidity and Capital Resources

     Subject to guidelines established by the Company's Board of Directors, the Company continues to employ most of its cash and cash equivalents in the acquisition of marketable securities, primarily tradeable on in the New York Stock Exchange and other major stock exchanges. However, during the quarter ended September 30, 1997, proceeds from the sales of such securities were used, along with cash provided from operations, to reduce outstanding borrowings. In addition, during the recently ended quarter, the Company repurchased 102,400 shares of its common stock in open market transactions at an acquisition cost of approximately $10.54 per share. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the continued operations of the Company.


                           PART II. OTHER INFORMATION

     ITEM 5. OTHER INFORMATION

     When used in this Form 10-Q, and in future filings by Zing with the Securities and Exchange Commission, in Zing's press releases and in any oral statements made with the approval of an authorized Zing executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. Zing wishes to caution readers not to place undo reliance on such "forward-looking statements", which speak only as of the date made. Zing wishes to advise readers that factors listed below could affect Zing's financial performance and could cause Zing's actual results for future periods to differ materially form any opinion or statements expressed with respect to future periods in any current statements.

     Zing will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Sales to Significant Customer

     Sales of various industrial products to General Electric represented 63%, 58% and 24% of Omnirel's sales revenues for the fiscal year ending June 30, 1995 (each such fiscal year ending on June 30, a "Fiscal Year") Fiscal Year 1996 and Fiscal Year 1997. A single project accounted for approximately 63% of Fiscal Year 1995 sales, 58% of Fiscal Year 1996 sales and

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

24% of Fiscal Year 1997 sales. Omnirel does not anticipate that sales to such customer will change significantly for Fiscal Year 1998 as compared to Fiscal 1997.

The Environment for the Power Hybrid Module Business

     The following factors can materially affect the Company's performance: the rapidly changing environment for the power hybrid module business which might cause market acceptance of Omnirel's existing products to decrease; the cancellation or rescheduling of one or several material orders; the perceived absolute or relative overall value of these products by the purchasers, including the features and pricing compared to other competitive products, the level of availability of Omnirel products and substitutes, and the ability and willingness of purchasers to acquire newer or more advanced models; and pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect the supply of, or end user demand for, Omnirel products.

Selling, General and Administrative Expenses

     Changes in the amount and rate of growth in Omnirel's selling, general and administrative expenses, as well as the impact of unusual items resulting from Omnirel's ongoing evaluation of its business strategies and organizational structures can materially affect the Company's performance.

Selling Prices

     Omnirel is subject to continued or increased pressure to change its selling prices for Omnirel's products, which can affect margins.

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

Assets and Expenditures

     Omnirel's business is also subject to the acquisition of fixed assets and other assets, including inventories and receivables; the making or incurring of any expenditures and expenses including, but not limited to, depreciation and research and development expenses; and the revaluation of assets including, but not limited to, specialized inventories or related expenses; and the amount of, and any changes to, tax rates.

Production Losses and Rework Costs

     Omnirel's business is also subject to the occurrences of production losses and rework costs on new or custom programs in excess of those anticipated during the pricing process.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

Decline in Defense and/or Aerospace Spending

     Although Omnirel's military, defense and aerospace business represents a decreasing percentage of its overall sales in recent years (and, therefore, is decreasing in its significance), the business of Omnirel continues to depend to a substantial extent upon sales to military, defense and aerospace contractors. In the event that military, defense and/or aerospace spending were to decline significantly over the next several years, sales by Omnirel could suffer a corresponding or greater decline. In such event, Omnirel would have to seek replacement markets is other industries. There can be no assurance that such markets would be available or that Omnirel would be successful in penetrating them.

Dependence on Key Personnel

     The business of Omnirel is substantially dependent upon the active participation and technical expertise of its executive officers. Omnirel is dependent upon the services of John F. Catrambone, its President. Omnirel maintains a key-man life insurance policy on Mr. Catrambone in the amount of $2,500,000. Omnirel's Board of Directors regularly re-evaluates the need for and the amount of such key-man life insurance. There can be no assurance, however, that Zing or Omnirel can obtain executives of comparable expertise and commitment in the event of death, or that the business of Zing would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure or any such executive officer.

Competition

     Although the market for multi-chip power modules and packaged semiconductor components is fragmented and no single company maintains a dominant position, it is nevertheless highly competitive among the five manufacturers (including Omnirel) who collectively account for approximately 50% of sales to such market. Omnirel believes that its products and technologies can compete favorably with the products of its principal competitors. Nevertheless, a few of these competitors have greater financial, marketing, servicing and research and development resources than those of Omnirel. There can be no assurance that existing or potential competitors will not develop and market products that are superior or perceived to be superior to multi-chip power modules and other products supplied by Omnirel.

Investment Portfolio

     Consistent with the limitations imposed by the Board of Directors, Zing has invested in common stock of large capitalization issuers in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution, and in preferred stock. Like any other investor, Zing is subject to fluctuations in the trading prices and values of Zing's investments and general stock market conditions as a result of numerous factors outside the control of Zing. These fluctuations and stock market conditions could materially and adversely affect Zing.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(ii) Statement re: computation of earnings per share

The Company did not file any report on Form 8-K during the three months ended September 30, 1997.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   ZING TECHNOLOGIES, INC.
                                                   -----------------------

                                                         (Registrant)









Date  November 13, 1997                            /s/ Robert E. Schrader
      -----------------                            ----------------------
                                                   Robert E. Schrader, President
                                                   and Chief Executive Officer




Date  November 13, 1997                            /s/ Martin S. Fawer
      -----------------                            -------------------
                                                   Martin S. Fawer, Treasurer
                                                   and Chief Financial Officer

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


                     EXHIBIT 11-STATEMENT RE: COMPUTATION OF
                 COMMON AND COMMON EQUIVALENT PER SHARE EARNINGS




                                                              Three Months Ended
                                                                 September 30,
                                                                1997       1996
                                                               ----------------

Average shares outstanding ...............................     2,599      2,522

Net effect of dilutive stock options and warrants -
     based on the treasury stock method using
     average market price ................................        --         15
                                                               -----      -----

Shares used for computation ..............................     2,599      2,537

Net income ...............................................     $ 973      $ 433
                                                               =====      =====


Net Income per Common and Common Equivalent Share ........     $ .37      $ .17
                                                               =====      =====