Form 10QSB
period 1997-12-31
ZING TECHNOLOGIES INC
filed 1998-02-17
CIK 756055

================================================================================


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended December 31, 1997

                                     - OR -

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to ________

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

                    115 Stevens Avenue, Valhalla, New York 10595
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares of common stock, $.01 par value, outstanding and issuable as of January 31, 1998 was 2,501,519.

================================================================================

                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - December 31, 1997 and
         June 30, 1997.........................................................3

         Condensed consolidated statements of income - three months ended December 31, 1997 and 1996 and six months ended
         December 31, 1997 and 1996............................................4

         Condensed consolidated statements of cash flows - six months ended
         December 31, 1997 and 1996............................................5

         Notes to condensed consolidated financial statements -
         December 31, 1997 ....................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9

PART II. OTHER INFORMATION

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................15

         Signatures...........................................................16

PART 1. FINANCIAL INFORMATION

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             December 31,   June 30,
                                                                 1997         1997
                                                             --------------------------
                                                             (Unaudited)     (Note)
                                                              (000's omitted, except
                                                                     share data)
                                                             -------------------------
Assets
Current assets
  Cash and cash equivalents                                 $     776    $     857
   Marketable securities                                        19,813       21,935
   Accounts receivable, less allowances of $89 and $79,          2,301        2,098
    respectively
   Inventories                                                   4,988        4,785
   Prepaid expenses                                                307          204
   Other current assets                                            516          766
                                                             --------------------------
Total current assets                                            28,701       30,645
Property, plant and equipment                                   11,365       10,800
Less accumulated depreciation and amortization                   6,094        5,671
                                                             --------------------------
                                                                 5,271        5,129
Deferred income taxes, net of valuation allowance                  800          800
Excess of cost over assets acquired, net of amortization of
   $1,249 and $1,172, respectively                               1,286        1,363
   Other assets                                                     42           70
                                                             --------------------------
Total assets                                                   $36,100      $38,007
                                                             ==========================
Liabilities and stockholders' equity
Current liabilities
   Accounts payable                                           $  1,450     $  1,672
   Accrued expenses and taxes payable                            1,113          801
   Accrued compensation expense                                    456          617
   Loan payable - bank                                           7,695        7,500
   Due to broker                                                 2,824        3,674
   Current portion of long-term obligations                        430          370
                                                             --------------------------
Total current liabilities                                       13,968       14,634
Long-term obligations, less current portion                      2,951        2,903
Deferred income - non-compete agreement                            200          500
Stockholders' equity
   Common stock, par value $.01 per share; authorized
     12,000,000 shares; issued and issuable 3,058,037
     shares as of December 31, 1997 and June 30, 1997               30           30
   Additional paid-in capital                                   15,113       15,111
   Note receivable from stockholders                              (344)        (170)
   Net unrealized loss on marketable securities                 (1,265)        (474)
   Retained earnings                                             9,163        7,915
   Less treasury shares at cost (523,318 shares at December
     31, 1997, and 399,918 shares at June 30, 1997)             (3,716)      (2,442)
                                                             --------------------------
Total stockholders' equity                                      18,981       19,970
                                                             --------------------------
Total liabilities and stockholders' equity                     $36,100      $38,007
                                                             ==========================

Note: The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                    Three months ended         Six months ended
                                        December 31,                December 31,
                                     1997         1996          1997        1996
                                  -------------------------  ------------------------
                                          (000's omitted, except share data)

Net sales                            $5,353     $ 5,004        $10,439     $10,100
Cost of goods sold                    3,363       2,933          6,551       5,804
                                  -------------------------  ------------------------
Gross profit                          1,990       2,071          3,888       4,296

Selling, general and
   administrative expenses            1,740       1,710          3,390       3,510
Depreciation and amortization of
   property, plant and equipment        147         234            283         291
Interest expense                        260         259            505         511
Interest and other income - net        (497)     (1,132)        (1,808)     (1,739)
                                  -------------------------  ------------------------
Income before income taxes              340       1,000          1,518       1,723
Provision for income taxes               65         200            270         345
                                  -------------------------  ------------------------
Net income                          $   275    $    800        $ 1,248     $ 1,378
                                  =========================  ========================

Net income per common share        $    .11   $     .32       $    .48    $    .55
                                  =========================  ========================
Net income per common
   share-assuming dilution         $    .11   $     .32       $    .48    $    .54
                                  =========================  ========================

See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Six months ended
                                                                     December 31,
                                                                1997         1996
                                                             -------------------------
                                                                 (000's omitted)
Operating activities
Net income                                                     $ 1,248      $1,378
Adjusted to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                 500         458
     Amortization of non-compete agreement                        (300)       (300)
     Unrealized (gains) losses on marketable securities           (791)         47
     Changes in operating assets and liabilities:
       Accounts receivable                                        (203)       (601)
       Inventories                                                (203)       (297)
       Prepaid expenses and other current assets                   147        (168)
       Accounts payable and accrued expenses                       (71)        224
       Other - net                                                  28          21
                                                             -------------------------
Net cash provided by operating activities                          355         762

Investing activities
Purchases of property and equipment                               (565)       (701)
Net sales (purchases) of marketable securities                   2,122         (34)
                                                             -------------------------
Net cash provided by (used in) investing activities              1,557        (735)
Financing activities
Proceeds from borrowings                                           495       2,505
Reduction of borrowings                                         (1,042)       (584)
Exercise of warrants                                                 2           4
Repurchase of common stock for treasury                         (1,274)     (1,459)
(Increase) decrease in loans receivable - stockholders            (174)         30
                                                             -------------------------
Net cash provided by (used in) financing activities             (1,993)        496

Net (decrease) increase in cash and cash equivalents               (81)        523
Cash and cash equivalents at beginning of period                   857         727
                                                             -------------------------
Cash and cash equivalents at end of period                     $   776     $ 1,250
                                                             =========================


See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1997

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Organization

Prior to June 30, 1997, Transition Analysis Component Technology, Inc. ("TACTech") was a 90% owned subsidiary Zing Technologies, Inc. ("Zing") and the remaining 10% was owned by one officer of TACTech.

TACTech filed a registration statement on Form SB-1, which became effective June 30, 1997, for the purpose of distributing the Common Stock of TACTech, which was owned by Zing, to the shareholders of Zing.

The following information for the period ended December 31, 1996 excludes the operations of TACTech:

                                         Three months ended       Six months ended
                                          December 31, 1996       December 31, 1996
                                       ------------------------------------------------
                                             (000's omitted, except share data)

Net sales                                     $4,494                   $9,063
Cost of goods sold (net)                       2,933                    5,804
Provision for income taxes                       185                      308
Net income                                       730                    1,206
Net income per common share                     $.29                     $.48
Number of shares used in computation       2,478,968                2,498,046
Net income per common share -
  assuming dilution                             $.29                     $.47

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements.

Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations and other related disclosures as required by Statement 128.

                                     Three months ended         Six months ended
                                        December 31,                December 31,
                                     1997         1996          1997        1996
                                  -------------------------  ------------------------
                                          (000's omitted, except share data)
Numerator
  Numerator for basic earnings
   per share - income available
   to common stockholders         $      275  $      800     $    1,248  $    1,378
  Income attributable to
   minority interest in
   subsidiary                              -           -              -         (12)
                                  -------------------------  ------------------------
Numerator for diluted earnings
   per share                      $      275  $      800     $    1,248  $    1,366
                                  =========================  ========================
Denominator
  Denominator for basic earnings
   per share - weighted-average
   shares                          2,547,873   2,478,968      2,573,392   2,498,046
  Effect of dilutive securities
   Warrants                            1,200      20,821          1,200      20,881
   Subsidiary options
     exercisable into Zing
     common shares                    16,998           -         18,664           -
                                  -------------------------  ------------------------
  Denominator for diluted
   earnings per share - adjusted
   weighted-average shares and
   assumed conversions              2,566,071   2,499,789      2,593,256   2,518,927
                                  =========================  ========================
Basic earnings per share          $      .11  $      .32            .48         .55
                                  =========================  ========================

Diluted earnings per share        $      .11  $      .32     $      .48  $      .54
                                  =========================  ========================

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories consist of the following:

                                     December 31,   June 30,
                                         1997         1997
                                     ---------------------------
                                          (000's omitted)
Raw materials                           $2,707       $2,540
Work in process                          1,487        1,381
Finished goods                             794          864
                                     ===========================
                                        $4,988       $4,785
                                     ===========================

Impact of New Accounting Standard

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 and SFAS No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company is studying the application of the new statements to evaluate the disclosure requirements. The adoption of these statements will have no impact on the Company's consolidated results of operations, financial position or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations:

                                                 Percent of Net Sales
                               Three months ended December 31,   Six months ended December 31,
                                  1997     1996(a)  1996(b)        1997    1996(a)  1996(b)
                              ---------------------------------------------------------------
Net sales                        100.00%  100.00%   100.00%     100.00%  100.00%   100.00%
Cost of goods sold                62.83    65.26     58.60       62.76    64.04     57.46
Gross profit                      37.17    34.74     41.40       37.24    35.96     42.54
Selling, general and
   administrative expenses        32.50    30.40     34.17       32.47    29.74     34.75
Depreciation and amortization
   of property and equipment
   and excess of costs over
   assets acquired                 2.74     3.38      4.68        2.71     3.06      2.89
Interest expense                   4.85     5.77      5.18        4.84     5.63      5.05
Interest and other income - net   (9.28)  (25.19)   (22.62)     (17.32)  (19.18)   (17.21)
Income before income taxes         6.36    20.38     19.99       14.54    16.71     17.06
Provision for income taxes         1.22     4.13      4.00        2.59     3.40      3.42
Net income                         5.14    16.25     15.99       11.95    13.31     13.64

(a)   Without TACTech (See notes to condensed consolidated financial statements)
(b)   Actual

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $275,000 or $.11 per share for the three months ended December 31, 1997. During the prior comparable quarter ended December 31, 1996, the Company also owned 90% of Transition Analysis Component Technology, Inc. ("TACTech"), which ownership interest was distributed to the Zing shareholders on June 30, 1997. For the quarter ended December 31, 1996, the Company reported income of $800,000 or $.32 per share, or, exclusive of TACTech, $730,000 or $.29 per share. This decrease in reportable income is solely attributed to the decrease in income generated by Zing's investment portfolio.

Sales of Omnirel for the three months ended December 31, 1997 were $5,353,000. Sales for the Company for the three months ended December 31, 1996 were $5,004,000, comprised of net sales from Omnirel of $4,494,000 and sales from TACTech of $510,000. Included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multichip power modules containing power hybrid components. The increase in Omnirel sales revenue of 19% from the prior comparable quarter is attributed to increases in revenues generated by the General Electric orders. Sales to General Electric accounted for 31% and 18% of Omnirel sales, respectively, in each of the three month periods ended December 31, 1997 and 1996.

The Company's gross profit for the three months ended December 31, 1997 was $1,990,000. The $2,071,000 gross profit for the three months ended December 31, 1996 was comprised of TACTech $510,000 and Omnirel $1,561,000. The increase in Omnirel's gross profit of $429,000 for the three months December 31, 1997 is primarily attributed to the increase in sales volume. Gross profit, expressed as a percentage of sales, was 37% in the quarter ending December 31, 1997 and 35% for the comparable quarter ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996 (continued)

For the three months ended December 31, 1997 the selling, general and administrative expenses were $1,740,000 as compared to $1,366,000 (or $1,710,000 including TACTech) for the three months ended December 31, 1996. The increase of $374,000 is primarily attributable to increases in selling expenses and sales personnel, research and development and achievements under the management incentive plan in the amounts of $147,000, $55,000 and $141,000, respectively, at Omnirel.

The backlog of Omnirel as of December 31, 1997 was $13,020,000 of which $1,198,000 was attributable to orders from General Electric. In the comparable 1996 quarter, total backlog stood at approximately $11,100,000 of which approximately $977,000 represented orders from General Electric.

Interest and other income decreased by $635,000 for the three months ended December 31, 1997 from $1,132,000 for the three months ended December 31, 1996. This decrease is attributable to a reduction of $605,000 in interest and dividends. The investment portfolio for the period ended December 31, 1996 was substantially composed of two preferred stocks, each of which declared extra year end dividends and then these stocks were redeemed in January 1997.

The difference between the effective rate and the federal tax rate of 34% from period to period is primarily due to nontaxable dividends included in other income.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
1996

The Company reported net income of $1,248,000 or $.48 per share for the six months ended December 31, 1997. During the prior comparable period ended December 31, 1996, the Company also owned 90% of TACTech which ownership was distributed to Zing shareholders on June 30, 1997. For the six months ended December 31, 1996, the Company reported income of $1,378,000 or $.55 ($.54 diluted) per share or exclusive of TACTech $1,206,000 or $.48 ($.47 diluted) per share.

Sales for Omnirel for the six months ended December 31, 1997 were $10,439,000. Sales for the Company for the six months ended December 31, 1996 were $10,100,000, comprised of net sales from Omnirel of $9,063,000 and sales from TACTech of $1,037,000. Included in Omnirel's sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multichip power modules containing power hybrid components. The increase in Omnirel sales revenue of 13% from the prior comparable period is attributable to increases in the revenues generated by the General Electric orders. Sales to General Electric accounted for 28% and 21% of Omnirel sales, respectively, in each of the six month periods ended December 31, 1997 and 1996.

The Company's gross profit for the six months ended December 31, 1997 was $3,888,000. The $4,296,000 gross profit for the six months ended December 31, 1996 was comprised of TACTech $1,037,000 and Omnirel $3,259,000. The increase in Omnirel's gross profit of $629,000 for the six months ended December 31, 1997 is primarily attributed to the increase in sales volume. Gross profit, expressed as a percentage of sales, was 37% in the period ending December 31, 1997 and 36% in the period ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996 (continued)

For the six months ended December 31, 1997, the selling, general and administrative expenses were $3,390,000, as compared to $2,695,000 (or $3,510,000 including TACTech) for the six months ended December 31, 1996. The increase of $695,000 is primarily attributable to increases in selling expenses and sales personnel, research and development, and achievements under the management incentive plan in the amounts of $304,000, $116,000 and $74,000, respectively, at Omnirel.

Interest and other income increased to $1,808,000 for the six months ended December 31, 1997 from $1,739,000 for the prior comparable period. This increase is attributable to an increase in realized and unrealized gains in the investment portfolio in the amounts of $148,000 and $588,000, respectively, from the prior comparable period, offset in part by a decrease in interest and dividends of $668,000.

The difference between the effective rate and the federal tax rate of 34% from period to period is primarily due to nontaxable dividends included in the other income.

Liquidity and Capital Resources

Subject to guidelines established by the Company's Board of Directors, the Company continues to employ most of its cash and cash equivalents in the acquisition of marketable securities, primarily tradable on the New York Stock Exchange and other major stock exchanges. However, during the six months ended December 31, 1997, proceeds from sales of such securities were used, along with cash provided from operations, to reduce outstanding borrowings. In addition, during the six months ended December 31, 1997 the Company repurchased 123,400 shares of its common stock in open market transaction at an acquisition cost of approximately $10.33 per share. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the continued operations of the Company.

Impact of Year 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $25,000 for the purchase of new software that will be expensed as incurred.

The project is estimated to be completed not later than June, 1998, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material and adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996 (continued)

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

There is no guarantee that the systems of the Company's business relations are Year 2000 compliant and will be timely converted. A year 2000 failure by any Company business relation could have a material effect on the Company.

Subsequent Events

In January 1998, the Company acquired for its treasury 33,200 shares of its common stock for $290,885, an average price of $8.76 per share.

PART 2.  OTHER INFORMATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 5.  OTHER INFORMATION

When used in this Form 10-QSB, and in future filings by Zing with the Securities and Exchange Commission, in Zing's press releases and in any oral statements made with the approval of an authorized Zing executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed in Item 2 above, and those discussed below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. Zing wishes to caution readers not to place undo reliance on such "forward-looking statements", which speak only as of the date made. Zing wishes to advise readers that factors listed below could affect Zing's financial performance and could cause Zing's actual results for future periods to differ materially from any opinion or statements expressed with respect to future periods in any current statements.

Zing will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Sales to Significant Customer

Sales of various industrial products to General Electric represented 63%, 58% and 24% of Omnirel's sales revenues for the fiscal year ended June 30, 1995 (each such fiscal year ended on June 30, a "Fiscal Year"), Fiscal Year 1996 and Fiscal Year 1997, respectively. A single project accounted for approximately 63% of Fiscal Year 1995 sales, 58% of Fiscal Year 1996 sales and 24% of Fiscal Year 1997 sales. Omnirel does not anticipate that sales to such customer will change significantly for Fiscal Year 1998 as compared to Fiscal Year 1997.

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

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Selling Prices

Omnirel is subject to continued or increased pressure to change its selling prices for its products, which can affect margins.

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

Decline in Defense and/or Aerospace Spending

Although Omnirel's military, defense and aerospace business represents a decreasing percentage of its overall sales in recent years (and, therefore, is decreasing in its significance), the business of Omnirel continues to depend to a substantial extent upon sales to military, defense and aerospace contractors. In the event that military, defense and/or aerospace spending were to decline significantly over the next several years, sales by Omnirel could suffer a corresponding or greater decline. In such event, Omnirel would have to seek replacement markets in other industries. There can be no assurance that such markets would be available or that Omnirel would be successful in penetrating them.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Investment Portfolio

Consistent with the limitations imposed by the Board of Directors, Zing has invested in common stock of large capitalization issuers in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution, and in preferred stock which constitutes a majority of the Company's investment portfolio. Like any other investor, Zing is subject to fluctuations in the trading prices and values of Zing's investments and general stock market conditions as a result of numerous factors outside the control of Zing. These fluctuations and stock market conditions could materially and adversely affect Zing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibit is included herein.

The Company did not file any report on Form 8-K during the three months ended December 31, 1997.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZING TECHNOLOGIES, INC.
                                          --------------------------------------
                                                         (Registrant)

Date  February 13, 1998                   /s/ ROBERT E. SCHRADER
      ------------------------            --------------------------------------
                                          Robert E. Schrader
                                          President and Chief Executive Officer

Date  February 13, 1998                   /s/ MARTIN S. FAWER
      ------------------------            --------------------------------------
                                          Martin S. Fawer
                                          Treasurer and Chief Financial Officer