Form 10QSB
period 1998-03-31
ZING TECHNOLOGIES INC
filed 1998-05-15
CIK 756055

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 1998

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares of common stock, $.01 par value, outstanding as of April 30, 1998 was 2,476,419.

                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

PART 1.       FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets - March 31, 1998 and June 30, 1997.................. 3

              Condensed consolidated statements of income - three months ended
              March 31, 1998 and 1997 and nine months ended March 31, 1998 and 1997..................... 4

              Condensed consolidated statements of cash flows - nine months ended
              March 31, 1998 and 1997..................................................................  5

              Notes to condensed consolidated financial statements - March 31, 1998....................  6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................  9


PART II.      OTHER INFORMATION

Item 5.       Other Information........................................................................ 13

Item 6.       Exhibits and Reports on Form 8-K......................................................... 15

              Signatures............................................................................... 16

PART 1. FINANCIAL INFORMATION

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,         June 30,
                                                                                       1998             1997
                                                                                   (Unaudited)         (Note)
                                                                                 -----------------------------------
                                                                                 (000's omitted, except share data)
                                                                                 -----------------------------------
Assets
Current assets
  Cash and cash equivalents                                                              $   218         $     857
  Marketable securities                                                                   20,765            21,935
  Accounts receivable, less allowances of $95 and $79, respectively                        4,103             2,098
  Inventories                                                                              4,988             4,785
  Prepaid expenses                                                                           358               204
  Other current assets                                                                       223               766
                                                                                 -----------------------------------
Total current assets                                                                       30,655            30,645
Property, plant and equipment                                                              11,489            10,800
Less accumulated depreciation and amortization                                              6,185             5,671
                                                                                 -----------------------------------
                                                                                            5,304             5,129
Deferred income taxes, net of valuation allowance                                             800               800
Excess of cost over assets acquired, net of amortization of $1,287
  and $1,172, respectively                                                                  1,248             1,363
Other assets                                                                                   42                70
                                                                                 -----------------------------------
Total assets                                                                              $38,049           $38,007
                                                                                 ===================================

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                                        $ 2,269          $  1,672
  Accrued expenses and taxes payable                                                        1,075               801
  Accrued compensation expense                                                                561               617
  Loan payable - bank                                                                       7,995             7,500
  Due to broker                                                                             3,290             3,674
  Current portion of long-term obligations                                                    430               370
                                                                                 -----------------------------------
Total current liabilities                                                                  15,620            14,634
Long-term obligations, less current portion                                                 2,841             2,903
Deferred income - non-compete agreement                                                        50               500
Stockholders' equity
  Common stock, par value $.01 per share; authorized 12,000,000 shares; issued
     3,058,037 shares as of March 31, 1998 and June 30, 1997                                   30                30
  Additional paid-in capital                                                               15,113            15,111
  Note receivable from stockholders                                                          (344)             (170)
  Net unrealized loss on marketable securities                                               (662)             (474)
  Retained earnings                                                                         9,487             7,915
  Less treasury shares at cost (565,318 shares at March 31, 1998,
     and 399,918 shares at June 30, 1997)                                                  (4,086)           (2,442)
                                                                                 -----------------------------------
Total stockholders' equity                                                                 19,538            19,970
                                                                                 -----------------------------------
Total liabilities and stockholders' equity                                                $38,049           $38,007
                                                                                 ===================================

Note: The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                           Three months ended,                   Nine months ended,
                                                               March 31                              March 31
                                                        1998              1997                  1998           1997
                                                               (000's omitted, except share data)
Net sales                                               $5,358            $5,405              $15,797       $15,505
Cost of goods sold                                       3,302             2,981                9,854         8,785
                                             ------------------------------------    -------------------------------
Gross profit                                             2,056             2,424                5,943         6,720

Selling, general and administrative expenses
                                                         1,824             1,960                5,213         5,469
Depreciation and amortization of property,
  plant and equipment                                      139               158                  422           450
Interest expense                                           261               190                  766           700
Interest and other income - net                           (493)             (669)              (2,300)       (2,407)
                                             ------------------------------------    -------------------------------
Income before income taxes                                 325               785                1,842         2,508
Provision for income taxes                                   -                 -                  270           345
                                             ------------------------------------    -------------------------------
Net income                                                $325              $785               $1,572        $2,163
                                             ====================================    ===============================

Net income per common share - basic                   $   0.13           $  0.32            $    0.62        $ 0.87
                                             ====================================    ===============================

Net income per common share-diluted                   $   0.13           $  0.31            $    0.61        $ 0.86
                                             ====================================    ===============================

Average number of outstanding
  shares - basic                                     2,505,211         2,481,815            2,550,665     2,494,956
                                             ====================================    ===============================

Average number of outstanding
   shares - diluted                                  2,518,764         2,487,129            2,568,050     2,500,253
                                             ====================================    ===============================


See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 Nine months ended,
                                                                                                           March 31
                                                                                              1998             1997
                                                                                    --------------------------------
                                                                                                    (000's omitted)
Operating activities
Net income                                                                                 $ 1,572          $ 2,163
Adjusted to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                               629              705
   Amortization of non-compete agreement                                                      (450)            (450)
   Unrealized gains on marketable securities                                                  (188)            (527)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                    (2,005)            (706)
     Inventories                                                                              (203)            (987)
     Prepaid expenses and other current assets                                                 389             (239)
     Accounts payable and accrued expenses                                                     815              (50)
     Other                                                                                      28               20
                                                                                    --------------------------------
Net cash provided by (used in) operating activities                                            587              (71)

Investing activities
Purchases of property and equipment                                                           (689)            (965)
Net sales (purchases) of marketable securities                                               1,170           (1,610)
                                                                                    --------------------------------
Net cash provided by (used in) investing activities                                            481           (2,575)

Financing activities
Proceeds from borrowings                                                                       794            4,156
Reduction of borrowings                                                                       (685)            (205)
Exercise of warrants                                                                             2               22
Repurchase of common stock for treasury                                                     (1,644)          (1,459)
(Increase) decrease in loans receivable - stockholders                                        (174)              30
                                                                                    --------------------------------
Net cash provided by (used in) financing activities                                         (1,707)           2,544

Net decrease in cash and cash equivalents                                                     (639)            (102)
Cash and cash equivalents at beginning of period                                               857              727
                                                                                    --------------------------------
Cash and cash equivalents at end of period                                                  $  218         $    625
                                                                                    ================================


See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Organization

Prior to June 30, 1997, Transition Analysis Component Technology, Inc. ("TACTech") was a 90% owned subsidiary of Zing Technologies, Inc. ("Zing") and the remaining 10% was owned by one officer of TACTech.

TACTech filed a registration statement on Form SB-1, which became effective June 30, 1997, for the purpose of distributing the Common Stock of TACTech owned by Zing to the shareholders of Zing.

The following information for the period ended March 31, 1997 excludes the operations of TACTech:


                                                             Three months ended             Nine months ended
                                                               March 31, 1997                March 31, 1997
                                                         -----------------------------------------------------------
                                                                     (000's omitted, except share data)
Net sales                                                         $4,836                        $13,900
Cost of goods sold (net)                                           2,981                          8,785
Provision for income taxes                                            37                            345
Net income                                                        $  652                        $ 1,859
Net income per common share - basic                               $  .26                        $   .75
Net income per common share - diluted                             $  .26                        $   .74

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. FAS No. 128 replaced the previously reported primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in conformity with FAS No. 128.

Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations and other related disclosures as required by Statement 128.


                                                     Three months ended                    Nine months ended
                                                          March 31                              March 31
                                                     1998              1997                1998           1997
                                             ------------------------------------    -------------------------------
                                                               (000's omitted, except share data)
Numerator
  Numerator for basic earnings per share
  -income available to common stockholders          $ 325             $785               $ 1,572          $2,163
  Income attributable to minority interest in
  subsidiary                                            -               (8)                    -             (18)
                                             ====================================    ===============================
Numerator for diluted earnings per share            $ 325             $777               $ 1,572          $2,145
                                             ====================================    ===============================
Denominator
  Denominator for basic earnings per share -
  weighted-average shares                       2,505,211        2,481,815             2,550,665       2,494,956
  Effect of dilutive securities:
    Warrants                                            -            5,314                                 5,297
    Options held by Omnirel employees
    exercisable into Zing common shares            13,553                                 17,385
                                             ------------------------------------    -------------------------------
  Denominator for diluted earnings per share
  -adjusted weighted-average shares and
  assumed conversions                           2,518,764        2,487,129             2,568,050       2,500,253
                                             ====================================    ===============================

Basic earnings per share                       $      .13       $      .32            $      .62      $      .87
                                             ====================================    ===============================

Diluted earnings per share                     $      .13       $      .31            $      .61      $      .86
                                             ====================================    ===============================

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                                     March 31,            June 30,
                                                        1998                1997
                                                 ----------------------------------------
                                                             (000's omitted)
            Raw materials                              $2,549               $2,540
            Work in process                             1,587                1,381
            Finished goods                                852                  864
                                                 ----------------------------------------
                                                       $4,988               $4,785
                                                 ========================================

Impact of New Accounting Standard

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which are effective for financial statements for fiscal years beginning after December 15, 1997. The Company is studying the application of the new statements to evaluate the disclosure requirements. The adoption of these statements will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth the periods indicated the percentage relationship to net sales of certain items from the consolidated statement of operations:


                                                                    Percent of Net Sales
                                                Three months ended March 31,          Nine months ended March 31,
                                                1998       1997(a)      1997(b)       1998       1997(a)      1997(b)
                                         ----------------------------------------------------------------------------
Net sales                                     100.00%      100.00%     100.00%      100.00%      100.00%     100.00%
Cost of goods sold                             61.64        61.66       55.15        62.38        63.21       56.66
Gross profit                                   38.36        38.34       44.85        37.62        36.79       43.34
Selling, general and administrative
  expenses                                     34.05        30.97       36.25        33.01        30.17       35.28
Depreciation and amortization of
  property and equipment and excess of
  costs over assets acquired                    2.59         3.01        2.93         2.67         3.04        2.90
Interest expense                                4.87         3.92        3.51         4.85         5.04        4.52
Interest and other income - net                (9.19)      (13.83)     (12.35)      (14.56)      (17.32)     (15.54)
Income before income taxes                      6.04        14.27       14.51        11.65        15.86       16.18
Provision for income taxes                         -          .77           -         1.71         2.48        2.23
Net income                                      6.04        13.50       14.51         9.94        13.38       13.95

(a)  Without TACTech (See notes to condensed consolidated financial statements)
(b)  Actual

Three months ended March 31, 1998 Compared to Three months ended March 31, 1997

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $325,000 or $.13 per share (basic and diluted) for the three months ended March 31, 1998. During the prior comparable quarter ended March 31, 1997, the Company also owned 90% of Transition Analysis Component Technology, Inc. ("TACTech"), which ownership interest was distributed to the Zing shareholders on June 30, 1997. For the quarter ended March 31, 1997, the Company reported income of $785,000 or $.32 ($.31 diluted) per share, or, exclusive of TACTech, $652,000 or $.26 per share (basic and diluted). This decrease in reportable income is solely attributed to the decrease in income generated by Zing's investment portfolio and an increase in interest expense.

Sales of Omnirel for the three months ended March 31, 1998 were $5,358,000. Sales for the Company for the three months ended March 31, 1997 were $5,405,000, comprised of net sales from Omnirel of $4,836,000 and sales from TACTech of $569,000. Included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multichip power modules containing power hybrid components. The increase in Omnirel sales revenue of 11% from the prior comparable quarter is attributed to increases in revenues generated by the General Electric orders. Sales to General Electric in each of the three month periods ended March 31, 1998 and 1997 were $1,437,000 and $958,000, respectively, representing 27% and 20%, respectively, of Omnirel's total sales.

The Company's gross profit for the three months ended March 31, 1998 was $2,056,000. The $2,424,000 gross profit for the three months ended March 31, 1997 was comprised of $569,000 gross profit from TACTech and $1,855,000 gross profit from Omnirel. The increase in Omnirel's gross profit of $201,000 for the three months March 31, 1998 is primarily attributed to the increase in sales volume. Omnirel's gross profit, expressed as a percentage of sales, was 38% in both the quarter ended March 31, 1998 and the comparable quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


Three months ended March 31, 1998 Compared to Three months ended March 31, 1997 (continued)

For the three months ended March 31, 1998 the selling, general and administrative expenses were $1,824,000 as compared to $1,492,000 (or $1,960,000 including TACTech) for the three months ended March 31, 1997. The increase of $332,000 is primarily attributable to increases in selling expenses and sales personnel, research and development and achievements under the management incentive plan in the amounts of $141,000, $112,000 and $30,000, respectively, at Omnirel.

Interest expense increased to $261,000 for the three months ended March 31, 1998 from $190,000 for the three months ended March 31, 1997. This increase is a result of an increase of approximately $1,400,000 in the average borrowings by the holding company during the recently ended quarter; the proceeds of which were used to purchase treasury shares and additional securities to its investment portfolio.

The backlog of Omnirel as of March 31, 1998 was $14,192,000 of which $1,309,000 was attributable to orders from General Electric. In the comparable 1997 quarter, total backlog stood at approximately $10,900,000 of which approximately $1,570,000 represented orders from General Electric.

Interest and other income decreased by $176,000 for the three months ended March 31, 1998 from $669,000 for the three months ended March 31, 1997. This decrease is attributable to a reduction of $195,000 in realized and unrealized gains in securities offset by an increase of $19,000 in dividend income. The investment portfolio for the period ended March 31, 1997 was substantially composed of two preferred stocks, each of which declared extra year end dividends. These stocks were redeemed in January 1997.

The Company believes that a provision for income taxes for the period ended December 31, 1997 is sufficient to cover income taxes for the recently ended quarter.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

The Company reported net income of $1,572,000 or $.62 ($.61 diluted) per share for the nine months ended March 31, 1998. During the prior comparable period ended March 31, 1997, the Company also owned 90% of TACTech which ownership was distributed to Zing shareholders on June 30, 1997. For the nine months ended March 31, 1997, the Company reported income of $2,163,000 or $.87 ($.86 diluted) per share or exclusive of TACTech $1,859,000 or $.75 ($.74 diluted) per share.

Sales for Omnirel for the nine months ended March 31, 1998 were $15,797,000. Sales for the Company for the nine months ended March 31, 1997 were $15,505,000, comprised of net sales from Omnirel of $13,900,000 and sales from TACTech of $1,605,000. Included in Omnirel's sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multichip power modules containing power hybrid components. The increase in Omnirel sales revenue of 14% from the prior comparable period is attributable to increases in the revenues generated by the General Electric orders. Sales to General Electric accounted for 27% and 21% of Omnirel sales, respectively, in each of the nine month periods ended March 31, 1998 and 1997.

The Company's gross profit for the nine months ended March 31, 1998 was $5,943,000. The $6,720,000 gross profit for the nine months ended March 31, 1997 was comprised of TACTech $1,605,000 and Omnirel $5,115,000. The increase in Omnirel's gross profit of $828,000 for the nine months ended March 31, 1998 is primarily attributed to the increase in sales volume. Omnirel's gross profit, expressed as a percentage of sales, was 37.6% in the period ended March 31, 1998 and 36.8% in the period ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997 (continued)

For the nine months ended March 31, 1998, the selling, general and administrative expenses were $5,213,000, as compared to $4,175,000 (or $5,469,000 including TACTech) for the nine months ended March 31, 1997. The increase of $1,038,000 is primarily attributable to increases in selling expenses and sales personnel, employee recruiting expenses, research and development and achievements under the management incentive plan in the amounts of $359,000, $90,000, $192,000 and $183,000, respectively, at Omnirel.

Interest expense increased by $66,000 for the nine month period ended March 31, 1998 to $766,000. This increase is a result of the increase of approximately $1,400,000 of average borrowings by the holding company, the proceeds of which were used to purchase treasury stock.

Interest and other income decreased to $2,300,000 for the nine months ended March 31, 1998 from $2,407,000 for the prior comparable period. This decrease is attributable to a net increase in realized and unrealized gains in the investment portfolio in the amounts of $524,000 and $16,000, respectively, from the prior comparable period, offset by a decrease in interest and dividends of $647,000.

For the nine months ended March 31, 1998, the recognition of carryforward operating tax losses and significant dividend income subject to income tax exclusion reduced the effective tax rate to 15%. As a result, the Company has not provided for income taxes for the quarter ended March 31, 1998.

Liquidity and Capital Resources

Subject to guidelines established by the Company's Board of Directors, the Company continues to employ most of its cash and cash equivalents in the acquisition of marketable securities, primarily tradable on the New York Stock Exchange and other major stock exchanges. However, during the nine months ended March 31, 1998, proceeds from sales of such securities were used, along with cash provided from operations, to repurchase shares of its common stock in the open market at a total cost of $1,644,000 or approximately $9.94 per share. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the acquisition of fixed assets and equipment, and the continued operations of the Company.

Impact of Year 2000

Some of the Company's computer systems and electronic devices are based on computer programs which were written using two digits rather than four to define the applicable year. As a result of how those computer programs store and manipulate dates, such systems and devices may assume that all years occur only the 20th century. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

The Company has completed an assessment of this problem and will have to modify or replace portions of its software programs so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $25,000 for the purchase of new software that will be expensed as incurred.

The project is estimated to be completed not later than June 1998, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and systems, and conversions to new software and systems, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material and adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997 (continued)

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

There is no guarantee that the systems of the Company's business relations are Year 2000 compliant and will be converted in a timely manner. A year 2000 failure by a relation could have a material and adverse effect on the Company.

Subsequent Events

In April 1998, the Company acquired for its treasury 16,300 shares of its common stock for $147,000, at an average price of $8.99 per share.

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

Investment Portfolio

Consistent with the limitations imposed by the Board of Directors, Zing has invested in common stock of large capitalization issuers in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution, and in preferred stock and bonds which preferred stocks and bonds constitute a majority of the Company's investment portfolio. Like any other investor, Zing is subject to fluctuations in the trading prices and values of Zing's investments and general stock market conditions as a result of numerous factors outside the control of Zing. These fluctuations and stock market conditions could materially and adversely affect Zing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits is included herein:

No exhibit is included herein.

The Company did not file any report on Form 8-K during the three months ended March 31, 1998.

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



                                           ZING TECHNOLOGIES, INC.
                                           -----------------------

Date:  May 13,1998                         /s/ ROBERT E. SCHRADER
                                           ----------------------
                                           Robert E. Schrader
                                           President and Chief Executive Officer



Date:  May 13, 1998                        /s/ MARTIN S. FAWER
                                           -------------------
                                           Martin S. Fawer
                                           Treasurer and Chief Financial Officer