Form 10KSB
period 1998-06-30
ZING TECHNOLOGIES INC
filed 1998-10-13
CIK 756055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark one)

         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       or

         [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


                         Commission file number 0-14328


                             ZING TECHNOLOGIES, INC.
                             -----------------------
              (Exact name of Small Business Issuer in Its charter)


                                 New York                                                         13-2650621
--------------------------------------------------------------------------      ----------------------------------------------
      (State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)

                     115 Stevens Avenue, Valhalla, NY                                               10595
--------------------------------------------------------------------------      ----------------------------------------------
                 (Address of Principal Executive Offices)                                         (Zip Code)

          Issuer's Telephone Number, Including Area Code (914) 747-7474

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
    Title of each class                         on Which Registered
----------------------------            -------------------------------------

Common Stock, $.01 Par Value                   Nasdaq National Market
----------------------------            -------------------------------------

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $21,773,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 23, 1998 was $8,371,456.

The number of shares of common stock, $.01 par value, outstanding as of September 23, 1998 was 2,414,613.

Transitional small business disclosure format Yes      No  X
                                                  ---     ---

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS


                                     PART I

Item 1   -  Description of Business...........................................3

Item 2   -  Description of Properties.........................................6

Item 3   -  Legal Proceedings.................................................7

Item 4   -  Submission of Matters to a Vote of Security Holders...............7


                                     PART II

Item 5   -  Market for Registrant's Common Stock and Related
            Stockholder Matters...............................................8

Item 6   -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................8

Item 7   -  Financial Statements.............................................15

Item 8   -  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...........................34


                                    PART III

Items
9-12     -  Directors and Executive Officers of the Registrant;
            Executive Compensation; Security Ownership of Certain
            Beneficial Owners and Management; Certain Relationships
            and Related Transactions.........................................34

Item 13  -  Exhibits and Reports on Form 8-K.................................34

Signatures    ...............................................................35

                                     PART I

Item 1.         Description of Business

General

         Zing Technologies, Inc. ("Zing" or the "Company") is a holding company with one wholly-owned operating subsidiary, Omnirel LLC ("Omnirel"). The Company, through Omnirel, engages in the manufacture and sale of "high reliability" multi-chip power semiconductor components, integrated power modules and packaged semiconductor components in its military and industrial markets and has expanded its distribution into the high-end commercial markets as well. Prior to June 30, 1997, the Company owned 98% (84% on a fully diluted basis) of its Omnirel subsidiary, and 90% of its Transition Analysis Component Technology, Inc. subsidiary ("TACTech"). Commencing on June 30, 1997, the Company distributed its 90% ownership interest in TACTech to the Company's shareholders. The Company restructured its ownership in its Omnirel subsidiary by merging Omnirel Corporation with and into Omnirel LLC, the Company's newly-formed wholly owned subsidiary. In the Omnirel restructuring, the minority interests in Omnirel Corporation were obtained by the Company in exchange for shares of the Company's common stock, and certain options to purchase Omnirel Corporation common stock became exercisable for the Company's common stock. See Note B to the Company's Consolidated Financial Statements contained in this Report for more information concerning the distribution of the Company's TACTech shares and the restructuring of the Omnirel subsidiary. Zing was incorporated in New York on October 17, 1969.

         Omnirel produces both standard and custom products in a clean room environment and is certified to MIL-PRF 19500 for discrete semiconductors; and MIL-PRF 38534 for hybrid circuit modules, and is registered to ISO 9001. Omnirel's products are used where circuit density (including miniaturization), electrical performance and reliability are critical design requirements, such as in the defense, aerospace, commercial transportation, medical device industries and high end communication systems. Omnirel's products are also used in the production of industrial controls and power supplies where these same criteria are needed.

         "High reliability" multi-chip power semiconductors and integrated power modules are electronic components and are single-package devices with a power dissipation of five watts or more. They combine active power semiconductor components and passive components (such as capacitors and resistors) which form integrated intelligent power electronic circuits which control, drive and regulate the input and output of power (electricity) in motion control and power supply applications for use in electronic systems and equipment. Omnirel manufacturing techniques and design standards for its niche in the military and high reliability industrial markets are more exacting than is the case for commercial general purpose hybrid circuit components. The products manufactured by Omnirel include custom designed products as well as standard commodity products.

         The operations of the Company included TACTech through June 30, 1997. TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the Department of Defense and defense contractors. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Competition

         The market for high reliability power semiconductor multi-chip modules is fragmented. There is no single firm which maintains a dominant position, either in technology or in market share. Based on various industry publications, the total market for power hybrids was approximately $300,000,000 in the fiscal year ended June 30, 1998. The market for power hybrid products which Omnirel addresses is in excess of $200,000,000 a year and approximately 65% of the sales to such market are made by five manufacturers (including Omnirel) of power hybrid components. Omnirel is the only such manufacturer whose primary focus is on high reliability power semiconductor multi-chip modules. The principal competitors of Omnirel are other hybrid component manufacturers, original equipment manufacturers with internal capability and power semiconductor manufacturers who offer multi-chip modules as a complementary product line. Omnirel distinguishes itself in the marketplace principally on the strength of its focus on power applications. It has complete design, manufacturing and high reliability screening capabilities in-house, and has developed a reputation for innovative solutions for customer needs. The Company also competes on the basis of pricing and delivery.

Marketing and Sales

         Omnirel markets its products through nine regional sales managers in the United States and twenty-two sales representative organizations world-wide. Omnirel sells both standard and custom products to approximately two hundred customers world-wide. Standard products are sold both through distributors and directly to customers. Custom products are sold directly to customers.

         Omnirel publishes and distributes to its existing customers and new customers a catalogue of its standard products. Omnirel also publishes its standard products on the Internet. Through the end of its 1998 fiscal year, Omnirel management had focused its marketing effort in the United States through the coordination by Omnirel's sales management of 14 independent sales representatives. Key accounts were also covered by area managers in each sales region. Beginning in July 1998, Omnirel concentrated on direct marketing efforts in the United States. Three independent sales representatives remain engaged by Omnirel. Eight representatives/distributors are currently in place outside of the United States marketing Omnirel's products.

         Omnirel's customers are primarily major electronic equipment and systems manufacturers such as General Electric, Lockheed Martin, Allied Signal, Hughes, Boeing, Texas Instruments, Raytheon and Motorola. Sales to General Electric for transportation systems aggregated 27% of Omnirel's sales revenues for fiscal year 1998. Arrow Electronics is Omnirel's primary distributor in the Continental United States of its single and multi-chip semiconductor devices. Sales to Zeus Electronics (an Arrow company) aggregated 8% of Omnirel sales revenue for fiscal year 1998.

         Omnirel's export sales are as follows:

                                                         (000's omitted)
                                               1998           1997          1996
                                              ----------------------------------
Canada                                        $  852         $1,193         $230
Europe                                         1,465            735          258
Mid East (Israel)                                109            104          172
Far East (Japan)                                  45             --            7
                                              ----------------------------------
Total                                         $2,471         $2,032         $667
                                              ==================================

         For the fiscal years 1998, 1997, and 1996 Omnirel did not enter into any contracts with either customers of the United States Government or any agency of the United States Government. Omnirel sells its products to subcontractors of certain government agencies through customer purchase orders. Cancellation of purchase orders from time to time is customary in the power semiconductor industry. Under standard industry practices, in the event of cancellation, Omnirel is entitled to reimbursement of costs incurred and a reasonable profit for work performed prior to the cancellation.

         The sale of Omnirel products is not seasonal.

Supplier and Materials Used

         Unpackaged semiconductors, in chip form, and other components such as capacitors and resistor chips or surface mount devices, combined with metal, plastic packages and ceramic packaging materials are used by Omnirel in the manufacture of its products. These materials and components, none of which are presently in short supply, are purchased from time to time on the open market, and Omnirel has no long term commitments for their purchase. Omnirel is not dependent on any one supplier for a primary material. Omnirel has agreements with a number of premier semiconductor manufacturers which allow Omnirel to buy products directly from such manufacturers. These agreements allow Omnirel to be apprised of technological advances and developments.

Product Warranty

         Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. Omnirel's liability for defective products is limited solely to replacement thereof upon receipt from the customer of notice of breach of warranty within periods varying between three (3) and twenty-four
(24) months of the date of shipment, depending upon the product. Omnirel disclaims any liability for a customer's cost of replacement of defective products, lost profits, loss of use and consequential damages. Omnirel also disclaims any warranty of merchantability and all other warranties, expressed or implied. The enforceability of these limitations of warranty have not been tested in court and there can be no assurance that such limitations will be judicially upheld.

Patents, Trademarks and Licenses

         Omnirel has applied for and has received a patent pending notification from the United States Department of Commerce on its CERMOD product, a hermetically sealed, high power IGBT or Mosfet module. Although Omnirel does not possess any other patents, Omnirel believes that its proprietary processes and product technologies are such that they give it a unique position in the design and manufacture of power semiconductor modules and multi-chip modules using semiconductor technology. Omnirel has applied for federal trademark registration of its name and logo as well as the product names CERMOD, MCPM, and OMNITHERM.

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

Environmental Compliance

         Omnirel believes that its operations are in compliance with applicable environmental laws and regulations involving the discharged of potentially hazardous materials.

Research and Development

         Generally, Omnirel's research and development expenditures involve engineering and design of custom products for specific applications, development of new packaging techniques and development of packaging for new semiconductor devices. Research and development expenditures for the fiscal years ended June 30, 1998, 1997 and 1996 were $1,843,000, $1,773,000 and $1,361,000, respectively, or 8.5%, 9.3% and 5.2% of sales in the respective years.

Employees

         As of June 30, 1998, Zing had 179 employees, 122 of whom were employed by Omnirel in a manufacturing capacity and 52 in clerical, administrative, engineering or sales positions at Omnirel. The Company employs 5 people in executive or administrative functions. None of Zing's or Omnirel's employees are covered by a collective bargaining agreement.


Item 2.

Description of Properties

Real Properties

         The Company maintains its executive office in Valhalla, New York, leasing 1,500 square feet at a modern office building at an annual rent of $30,000. The lease expired on October 31, 1997 and was renewed at the same rental terms for a two year period ending October 31, 1999. The Company uses all of the leased space.

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

Investment Policies

         The Company does not currently have a formal policy in place specifically addressing investments in real estate and real estate related products. Current investments do not include real estate or real estate related products other than real property discussed above. The Company has a policy of investing its liquid assets in equity securities primarily tradable on the New York and other major stock exchanges. The Company's policy is to invest in companies whose securities have a significant public float providing liquidity in the event of sale. The investment portfolio at June 30, 1998 consists primarily of preferred stock.

         The Company's investing activities have been limited by resolution of the Board of Directors. The Company's Board directed that the Company cannot invest more than 25% of its invested capital in common stocks, and cannot invest in common stocks issued by companies other than companies engaged in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution. The Board authorized the Company to maintain a margin account to provide the Company with additional funds used to facilitate the purchase of stock. The Board authorization additionally provides that dividend returns on the preferred stock so purchased must exceed the interest expense on the debt incurred to purchase the securities. Subject to the limitations imposed by the Board of Directors, which may be changed by the Board at any time, the Company can alter its investment policies and investment portfolio at any time without shareholder consent.


Item 3.

Legal Proceedings

         The Company is not a party to any material pending legal proceedings nor, to the Company's knowledge, is any material proceeding threatened.


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

                                                         High           Low
                                                     ------------- -------------
Fiscal Year Ended June 30, 1997
   First Quarter                                       10 3/4         9 1/8
   Second Quarter                                      10 3/8         8
   Third Quarter                                       13 1/4         8
   Fourth Quarter                                      10 3/8         8

Fiscal Year Ended June 30, 1998
   First Quarter                                       11             9 1/4
   Second Quarter                                      10 1/2         7 3/4
   Third Quarter                                        9 1/4         7 1/2
   Fourth Quarter                                       9             7 1/2

Fiscal Year Ended June 30, 1999
   First Quarter                                        8 7/8         8

         There were 2,414,643 shares of Common Stock outstanding and 79 holders of record, and at least 610 beneficial owners of the shares as of September 23, 1998.

         No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1998 and 1997. On June 30, 1997, the Company completed a spin off of the common stock of its 90% owned subsidiary, TACTech, through the distribution of a dividend to Company stockholders, pursuant to which TACTech became a separate publicly-held company as of July 1, 1997. The present policy of the Company is to retain earnings to provide funds to facilitate acquisitions by the Company or its operating businesses, and for the operations and expansion of those businesses.

Item 6.

Management's Discussion and Analysis of Financial Condition
And Results of Operations

         The following table sets forth for the period indicated the percentage relationship to net sales of certain items from the Company's consolidated statements of operations.

                                                                        Year ended June 30
                                                  1998 (a)           1997 (b)           1997 (a)          1996 (b)
                                              ----------------- ------------------ ------------------ -----------------
Net sales                                         100.0%             100.0%             100.0%             100.0%
Cost of goods sold                                 63.1               56.9               63.5               54.8
                                              ----------------- ------------------ ------------------ -----------------
Gross profit                                       36.9               43.1               36.5               45.2
Selling, general and administrative
   expenses                                        32.7               37.7               32.3               28.0
Depreciation and amortization of
   property, plant and equipment                    2.6                2.8                2.9                2.1
Interest expense                                    4.8                4.7                5.2                1.1
 Interest and other income, net                   (11.1)             (16.9)             (18.8)             (11.9)
                                              ----------------- ------------------ ------------------ -----------------
Income before income taxes and item
   shown below                                      7.8               14.8               14.9               25.9
Cost in connection with acquisition of
   minority interest of subsidiary                   --                5.8                6.4                 --
                                              ----------------- ------------------ ------------------ -----------------
Income before income taxes                          7.8                9.0                8.5               25.9
Provision for income taxes                          0.8                1.5                1.1                9.0
                                              ----------------- ------------------ ------------------ -----------------
Net income                                          7.0%               7.5%               7.4%              16.9%
                                              ================= ================== ================== =================

(a) Without TACTECH (see Note B (ii) in the consolidated financial statements)
(b) Actual


Results of Operations - Fiscal 1998 Compared to Fiscal 1997

        Zing Technologies, Inc., a holding company with one wholly owned operating subsidiary, Omnirel LLC, realized net income of $1,523,000 or $.60 per share (basic and diluted) for the fiscal year ended June 30, 1998. During the year ended June 30, 1997, the Company also owned 90% of Transition Analysis Component Technology, Inc. ("TACTech"), which ownership was distributed to the Zing shareholders on June 30, 1997. TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the Department of Defense and defense contractors. The databases provide end users with information useful in determining the projected life cycle of microcircuits and discrete semiconductor devices used primarily in the manufacture of systems for military and aerospace applications. TACTech software also enables users to identify functionally interchangeable devices from various manufacturers.

        For the fiscal year ended June 30, 1997, the Company realized income of $1,608,000 or $.64 per share (basic and diluted), after deducting a charge relating to the Omnirel restructuring of $1,227,000 or $.32 after tax benefit per share (see Note B (i) to the consolidated financial statements). Exclusive of TACTech operations, the Company realized income of $1,409,000 or $.56 per share (basic and diluted).

        Sales of Omnirel for the fiscal year ended June 30, 1998 increased to $21,773,000. Sales for the Company for the fiscal year ended June 30, 1997 were $21,300,000, comprised of net sales from Omnirel of $19,094,000 and sales from TACTech of $2,206,000.

        Included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing hybrid components. The increase in Omnirel's fiscal year 1998 sales revenue of 14% from the prior fiscal year is attributed to increases in revenues generated by the General Electric orders. Sales to General Electric in the fiscal years ended June 30, 1998 and 1997 were $5,929,000 and $4,476,000 respectively, representing 27% and 24% respectively of Omnirel's total sales.

        The Company's gross profit for the fiscal year ended June 30, 1998 was $8,029,000. The $9,184,000 gross profit for the fiscal year ended June 30, 1997 was comprised of $2,206,000 gross profit from TACTech and $6,978,000 of gross profit from Omnirel. The increase in Omnirel's gross profit of $1,051,000 for the fiscal year ended June 30, 1998 is attributed to the increase in sales volume.

        Omnirel's cost of goods sold expressed as a percentage of sales was 63% in both fiscal year ended June 30, 1998 and 1997. Material costs increased approximately $900,000 from period to period primarily attributable to product mix, although expressed as a percentage of sales, remained at 33% for each of the reporting periods. Similarly, manufacturing overhead, expressed as a percentage of sales was 22% for each of the fiscal years ended June 30, 1998 and 1997, although increasing approximately $600,000 in absolute dollars. This increase was primarily attributable to increases in the General Electric revenue, thereby necessitating increases in testing expenses and in the provision for warranty reserves in the approximate amounts of $71,000 and $238,000 respectively. A significant portion of the balance of the increase in the approximate amount of $220,000 is attributable to increase in staff and related expense (including depreciation) for the manufacture of the Company's new hermetic high voltage IGBT module to be sold to users requiring high reliability power modules required to operate in extreme environments.

         For the fiscal year ending June 30, 1998, the selling and general administrative expenses were $7,122,000 as compared to $6,267,000 (or $8,030,000 including TACTech) for the fiscal year ending June 30, 1997. Of this $855,000 increase, approximately $478,000 is attributable to Omnirel's conversion to regional direct sales forces in lieu of selling through independent sales representatives. This included the hiring of sales management, recruiting costs and additional staff at the corporate headquarters to service the additional sales personnel. Other increases during the current fiscal year were in research and development and management incentive bonuses of $70,000 and $398,000 respectively. The increase was partially offset by a decrease in professional fees at Zing of approximately $225,000.

         Interest expense increased approximately $48,000 to $1,041,000 during the fiscal year ended June 30, 1998 as compared to $993,000 for the fiscal year ended June 30, 1997. During each of the fiscal years 1998 and 1997, 68% of the interest expense is attributable to financing incurred by the holding company, the proceeds of which were used to finance the investment portfolio.

         Interest and other income, which includes dividends received from the investment portfolio, decreased approximately $1,188,000 to $2,409,000 during the fiscal year ended June 30, 1998 from $3,597,000 in the prior comparable period. Interest and other income is primarily comprised of revenues from dividends and interest and from realized gains and losses on the sales of securities, each of which declined $634,000 and $454,000, respectively, during the current reporting period. Effective April 3,

1993, Zing sold the net assets of its high reliability electronic component distribution business to Arrow Electronics, the sales price of which included a $3,000,000 premium over the net book value transferred in respect to a five year non-compete agreement which terminated during the fiscal year ended June 30, 1998. The company recognized revenues attributable to the non-compete agreement during the fiscal year 1998 and 1997 in the amounts of $500,000 and $600,000 respectively.

         For the fiscal year ended June 30, 1998, an adjustment to the valuation allowance reduced the effective tax rate to 11% as compared to 16% for the comparable prior reporting period.

Results of Operations  Fiscal 1997 Compared to Fiscal 1996

         The Company reported net income of $1,608,000 or $.64 per share (basic and diluted), for the fiscal year ended June 30, 1997, after deducting a restructuring charge of $1,227,000 or $.32 after tax benefit per share (see Note B(i) to the consolidated financial statements) as compared to net income of $4,413,000 or $1.69 per share-basic and $1.62 per share-diluted, which included the realization by the Company of an additional $2,000,000 or $.49 after tax per share, from the sale of the net assets of its high reliability electronic semiconductor component distribution and value added services business to Arrow Electronics in May 1993.

         Consolidated net sales decreased to $21,300,000 from the prior comparable years reportable net sales of $26,049,000. Omnirel's net sales in 1997 fiscal year accounted for 90% of consolidated net sales as compared to 94% of consolidated net sales in fiscal 1996. The balance of consolidated net sales in each period is attributable to the operations of TACTech, the spun off subsidiary.

         There was a net decrease in Omnirel revenue from the 1996 fiscal year in the approximate amount of $5,300,000. Included in Omnirel's revenue is a continued fulfillment of a series of orders placed by General Electric for multi-chip power module systems which accounted for 24% of Omnirel's revenues for the year ended June 30, 1997 as compared to 57% in the 1996 fiscal year. The decrease in General Electric-related revenue in fiscal 1997 was offset, in part, by an increase of approximately 40% (or $4,300,000) in revenues from other products in fiscal 1997 compared to fiscal 1996. This increase was primarily attributed to an increase in products sold through Omnirel's exclusive distributor, Zeus Electronics, (an Arrow company) and the addition of a significant customer. Product sold to such distributor and new customer represented approximately 18% of sales volume in fiscal 1997 as compared to 5% in fiscal 1996.

         Revenues for the former TACTech subsidiary for the fiscal year ended June 30, 1997 were $2,206,000 as compared to $1,601,000 for the fiscal year ended June 30, 1996. This 38% increase in revenues is primarily attributed to a combination of a larger subscriber base and a general increase in subscription services as subscribers renew their subscriptions.

         The following data indicates the licensing activity for each period:

                                                Fiscal year ended June 30,
                                                1997                1996
                                         ------------------- ------------------
Subscribers at beginning of period               73                  60
Subscribers who did not renew                   (12)                (14)
Subscribers added during period                  34                  27
                                         ------------------- ------------------
Subscribers at end of period                     95                  73
                                         =================== ==================

         Gross profit for the fiscal year ended June 30, 1997 at Omnirel and TACTech represented 76% and 24%, respectively, of the consolidated gross profit of $9,184,000, as compared to 86% and 14%, respectively, of the consolidated gross profit of $11,777,000 for fiscal year 1996. Omnirel's cost of goods sold increased approximately 5% as a percentage of net sales for the current reporting period as compared to the comparable period in 1996. This was primarily attributed to both the reduction of production volume and unit sales price on the series of orders placed by General Electric, and a change in product mix, which had the effect of increasing labor and manufacturing overhead rates (expressed as a percentage of net sales) 1.8% and 1.7%, respectively.

         The consolidated selling, general and administrative expenses were approximately $8,030,000, representing an increase of approximately $750,000 over the prior reporting period. The factors primarily affecting this category have been increases in research and development at the Omnirel subsidiary of approximately $412,000 and an increase in personnel cost of approximately $390,000 at the former TACTech subsidiary.

         Consolidated interest expense grew to $993,000 during the fiscal year ended June 30, 1997 from $287,000 in the comparable 1996 reporting period. Approximately $522,000 of the increase is attributable to borrowings from a bank and a brokerage house for capital, the proceeds of which were used to increase and maintain the Company's investment portfolio. In addition, approximately $175,000 of this increase is attributable to a mortgage executed at the end of calendar year 1995 on Omnirel's plant and facility located in Leominster, Massachusetts, which mortgage was increased during the current fiscal year to finance the construction of an additional 10,000 square feet of facility.

         For the fiscal year ended June 30, 1997, interest and other net income grew to $3,597,000 primarily attributable to realized gains (net of unrealized losses) from the sale of securities and dividend income. For the fiscal year ended June 30, 1996, interest and other income - net was $3,100,000 of which $2,000,000 was the realization by the Company of the additional purchase price on the sale of the net assets of its high reliability electronic semiconductor component distribution and value added services business to Arrow Electronics in May 1993. Thus, excluding the $2,000,000 received from Arrow Electronics, interest and other income-net increased in fiscal 1997 over fiscal 1996 by $2,497,000, comprised of an increase in dividend and interest income of $1,052,000, and realized and unrealized gains and losses from the sale of securities of $1,445,000.

         Provision for income taxes in fiscal 1997 amounted to $320,000, representing an effective rate of approximately 16% as compared to $2,345,000 and an approximate effective rate of 35% in fiscal 1996.

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

Liquidity and Capital Resources

         During the year ended June 30, 1998, proceeds from sales of marketable securities along with cash provided from operations were used to repurchase shares of the Company's common stock in the open market at a total cost of $2,087,000 or approximately $9.67 per share, to reduce bank debt and to acquire equipment. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the acquisition of fixed assets and equipment, and the continued operations of the Company. The Company does not expect that it will be obligated to make any payments under its guaranty of the TACTech credit facility described in Note B to the consolidated financial statements. Recent volatility in the securities markets has not materially adversely affected the Company's liquidity. See Note Q of Notes to Consolidated Financial Statements.

Impact of Year 2000

         Some of the Company's computer systems and electronic devices are based on software programs which were written using two digits rather than four to define the applicable year. As a result of how those computer programs store and manipulate dates, such systems and devices may assume that all years occur only in the 20th century. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment of this problem and will have to modify or replace portions of its software programs so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $100,000 for the purchase of new software that will be expensed as incurred.

         The project is estimated to be completed not later than June 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and systems, and conversions to new software and systems, the Year 2000 issue will not pose significant operational problems for the Company's computer systems, but assumes that its principal suppliers and customers will themselves timely achieve Year 2000 compliance, of which there can be no guarantee.

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

Item 7.

Financial Statements

                             Zing Technologies, Inc.

                          Index to Financial Statements

                                  June 30, 1998

                                                                       Page

Report of Independent Auditors...........................................16


Audited Consolidated Financial Statements

Consolidated Balance Sheets..............................................17
Consolidated Statements of Income........................................18
Consolidated Statements of Stockholders' Equity..........................19
Consolidated Statements of Cash Flows....................................20
Notes to Consolidated Financial Statements...............................21

                         Report of Independent Auditors


Stockholders and Board of Directors
Zing Technologies, Inc. and Subsidiaries
Valhalla, New York


         We have audited the accompanying consolidated balance sheets of Zing Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zing Technologies, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                               Ernst & Young, LLP
                                               Ernst & Young, LLP

September 15, 1998
White Plains, NY

                    Zing Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            June 30
                                                                                   1997                 1998
                                                                           -------------------- ---------------------
                                                                                        (000's omitted)
Assets
Current assets:
    Cash and cash equivalents                                              $           857      $         1,092
    Marketable securities                                                           21,935               19,462
    Accounts receivable, less allowances of $79 and $72, respectively                2,098                2,451
    Inventories                                                                      4,785                5,188
    Prepaid expenses                                                                   204                  192
    Other current assets                                                               766                  511
                                                                           ------------------------------------------
Total current assets                                                                30,645               28,896

Property, plant and equipment                                                       10,800               11,657
Less: accumulated depreciation and amortization                                      5,671                6,417
                                                                           ------------------------------------------
                                                                                     5,129                5,240

Deferred income taxes, net of valuation allowance                                      800                  771
Excess of cost over assets acquired, net of accumulated
    amortization of $1,172 and $1,325, respectively                                  1,363                1,210
Other assets                                                                            70                   54
                                                                           ------------------------------------------
Total assets                                                               $        38,007      $        36,171
                                                                           ==========================================
Total Liabilities and Stockholders' Equity
Current liabilities:

    Accounts payable                                                       $         1,672      $         1,418
    Accrued expenses                                                                   801                  719
    Accrued compensation expense                                                       617                  811
    Loans payable bank                                                               7,500                7,700
    Due to broker                                                                    3,674                2,993
    Current portion of long-term obligations                                           370                  502
                                                                           ------------------------------------------
Total current liabilities                                                           14,634               14,143

Long-term obligations, less current portion                                          2,903                3,013
Deferred income -- non-compete agreement                                               500                   --

Stockholders' equity:
    Common stock (par value $.01 per share; authorized 12,000,000
    shares; issued 3,058,037 shares as of June 30, 1997 and 1998)                       30                   30
    Additional paid-in capital                                                      15,111               15,113
    Notes receivable from stockholders                                                (170)                (383)
    Net unrealized loss on marketable securities, net                                 (474)                (654)
    Retained earnings                                                                7,915                9,438
    Less treasury shares at cost (399,918 shares -- 1997,
       615,638 shares -- 1998)                                                      (2,442)              (4,529)
                                                                           ------------------------------------------
                                                                                    19,970               19,015
                                                                           ==========================================
Total liabilities and stockholders' equity                                 $        38,007      $        36,171
                                                                           ==========================================

                 See Notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
                        Consolidated Statements of Income


                                                                                Year ended June 30
                                                                     1996               1997              1998
                                                               ----------------- ------------------ -----------------
                                                                      (000's omitted, except per share data)

Net sales                                                      $        26,049   $        21,300    $        21,773
Cost of goods sold                                                      14,272            12,116             13,744
                                                               ----------------- ------------------ -----------------
Gross profit                                                            11,777             9,184              8,029

Selling, general and administrative expenses                             7,280             8,030              7,122
Depreciation and amortization of property,
    plant and equipment                                                    552               603                571
Interest expense                                                           287               993              1,041
Interest and other income -- net                                        (3,100)           (3,597)            (2,409)
                                                               ----------------- ------------------ -----------------
Income before income taxes and item
    shown below                                                          6,758             3,155              1,704
Costs in connection with acquisition of minority
    interest of subsidiary                                                  --             1,227                 --
Income before income taxes                                               6,758             1,928              1,704
Provision for income taxes                                               2,345               320                181
                                                               ----------------- ------------------ -----------------
Net income                                                     $         4,413   $         1,608    $         1,523
                                                               ================= ================== =================

Net income per common share - basic                            $          1.69   $           .64    $           .60
                                                               ================= ================== =================

Net income per common share - diluted                          $          1.62   $           .64    $           .60
                                                               ================= ================== =================


Average number of outstanding shares - basic                         2,610,000         2,500,273          2,529,557
                                                               ================= ================= ==================

Average number of outstanding shares - diluted                       2,628,782         2,526,889          2,552,875
                                                               ================= ================= ==================

                 See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                 (000's omitted)

                                                                                                         Notes
                                                              Common Stock            Additional       Receivable
                                                      ----------------------------     Paid-in            From           Retained
                                                          Shares         Amount         Capital       Stockholders       Earnings
                                                      -------------- -------------- --------------------------------- --------------
Balance at June 30, 1995                                    2,597    $      28      $     13,466    $     (250)       $    2,354
Net income                                                                                                                 4,413
Net unrealized gain on marketable securities
Repurchase of common stock for treasury                       (55)
Repayment of note receivable from stockholder                                                               80
Exercise of warrants                                           77                            394
                                                      -------------- -------------- --------------------------------- --------------
Balance at June 30, 1996                                    2,619           28            13,860          (170)            6,767
Net income                                                                                                                 1,608
Net unrealized (loss) on marketable securities
Repurchase of common stock for treasury                      (145)
Issuance of common stock on restructuring of
subsidiary                                                    164            1             1,226
Exercise of warrants                                           20            1                25
Dividend distribution of subsidiary common stock                                                                            (460)
                                                      -------------- -------------- --------------------------------- --------------
Balance at June 30, 1997                                    2,658           30            15,111          (170)            7,915
Net income                                                                                                                 1,523
Net unrealized loss on marketable securities, net
Repurchase of common stock for treasury                      (216)
Loans to stockholders                                                                                     (213)
Exercise of warrants                                                                           2
                                                      -------------- -------------- --------------------------------- --------------
Balance at June 30, 1998                                    2,442    $      30      $     15,113    $     (383)       $    9,438
                                                      ============== ============== ================================= ==============

                                                                          Net Unrealized
                                                                          Gain (Loss) on           Total
                                                          Treasury          Marketable         Stockholders'
                                                            Stock           Securities            Equity
                                                       --------------- -------------------- -------------------
Balance at June 30, 1995                               $     (469)                          $       15,129
Net income                                                                                           4,413
Net unrealized gain on marketable securities                           $        220                    220
Repurchase of common stock for treasury                      (514)                                    (514)
Repayment of note receivable from stockholder                                                           80
Exercise of warrants                                                                                   394
                                                       --------------- -------------------- -------------------
Balance at June 30, 1996                                     (983)              220                 19,722
Net income                                                                                          1,608
Net unrealized (loss) on marketable securities                                 (694)                  (694)
Repurchase of common stock for treasury                    (1,459)                                  (1,459)
Issuance of common stock on restructuring of
subsidiary                                                                                           1,227
Exercise of warrants                                                                                    26
Dividend distribution of subsidiary common stock                                                      (460)
                                                       --------------- -------------------- -------------------
Balance at June 30, 1997                                   (2,442)              (474)               19,970
Net income                                                                                           1,523
Net unrealized loss on marketable securities, net                               (180)                 (180)
Repurchase of common stock for treasury                    (2,087)                                  (2,087)
Loans to stockholders                                                                                 (213)
Exercise of warrants                                                                                     2
                                                       --------------- -------------------- -------------------
Balance at June 30, 1998                               $   (4,529)     $        (654)       $       19,015
                                                       =============== ==================== ===================


                 See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                         Year ended June 30
                                                                              1996               1997              1998
                                                                        ----------------- ------------------------------------
                                                                                          (000's omitted)

Operating activities
Net income                                                              $      4,413      $      1,608       $      1,523
Adjustments to reconcile net income to net cash
    provided by  operating activities:
       Depreciation and amortization                                             907               953                899
       Amortization of non-compete agreement                                    (600)             (600)              (500)
       Deferred income taxes                                                     189               295                 29
       Costs in connection with acquisition of minority
          interest subsidiary                                                     --             1,227                 --
       Changes in operating assets and liabilities:
          Accounts receivable                                                  1,181              (165)              (353)
          Inventories                                                           (473)             (495)              (403)
          Prepaid expenses and other current assets                              142              (631)               267
          Other assets                                                           (26)              (32)                16
          Accounts payable and accrued expenses                                2,730              (369)              (142)
          Other, net                                                             291                28                 --
Net cash provided by operating activities                                      8,754             1,819              1,336

Investing activities
Purchases of property and equipment                                             (974)           (1,298)              (857)
Net sales (purchases) of marketable securities                               (14,431)           (2,701)             2,293
Net cash provided by (used in) investing activities                          (15,405)           (3,999)             1,436
                                                                        ----------------- ------------------ -----------------

Financing activities
Increase in loans receivable from stockholders                                    --                --               (213)
Proceeds from borrowings                                                       7,375            10,006              1,457
Reductions of borrowings                                                      (1,032)           (6,130)            (1,696)
Exercise of warrants                                                             103                26                  2
Repayment of note receivable from stockholder                                     80                --                 --
Repurchase of common stock for treasury                                         (514)           (1,459)            (2,087)
Dividend of investment in subsidiary common stock                                 --              (133)                --
                                                                        ----------------- ------------------ -----------------
Net cash provided by (used in) financing activities                            6,012             2,310             (2,537)
                                                                        ----------------- ------------------ -----------------
Net increase (decrease) in cash and cash equivalents                            (639)              130                235

Cash and cash equivalents at beginning of year                                 1,366               727                857
                                                                        ----------------- ------------------ -----------------
Cash and cash equivalents at end of year                                $        727      $        857       $      1,092
                                                                        ================= ================== =================

                 See notes to consolidated financial statements.

                    Zing Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                  June 30, 1998


Note A. Organization and Summary of Significant Accounting Policies

Business Segment Information

Zing Technologies, Inc. (the "Company") operates primarily in one business segment -- sales of high reliability power semiconductor multi-chip modules for use in military/aerospace and high-end industrial applications. The Company also marketed a turnkey software package and database of pertinent component information through its fiscal year ending June 30, 1997 (see Note B).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Omnirel LLC ("Omnirel"). Income Statements for the fiscal years ended June 30, 1997 and 1996 included its formerly 90% owned subsidiary Transition Analysis of Component Technology, Inc. ("TACTech"). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes sales at the time products are shipped and services are provided. Consistent with industry practice, Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. As of June 30, 1997 and 1998, the Company has warranty reserves of $77,000 and $170,000 respectively.

Cash and Cash Equivalents

The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Marketable Securities

Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as "held to maturity" and are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as "available for sale" and are carried at fair value. All marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity, net of applicable income taxes. As of June 30, 1997 and 1998, all marketable securities are held as available for sale.

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note A. Organization and Summary of Significant Accounting Policies (continued)

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

Net Income Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with and where appropriate, restated to conform to the SFAS No. 128 requirements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reasonably approximate fair value due to the short maturity of these items; marketable securities are based upon quoted market prices. The carrying amounts of loans payable bank and long-term obligations also approximate fair value in that the credit facilities bear interest at current rates.

Impairments

During the year ended June 30, 1997, the Company implemented the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. There have been no such impairment losses through June 30, 1998.

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note A. Organization and Summary of Significant Accounting Policies (continued)

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

Note B. Organization

(i)      Omnirel

During fiscal 1997, the Company purchased the balance of the outstanding ownership interests of its Omnirel Corporation subsidiary (the predecessor to Omnirel LLC) not owned by the Company (2% outstanding and 16% on a fully diluted basis). In connection therewith, Omnirel Corporation was merged into Omnirel, LLC (a newly formed Delaware limited liability corporation) and became a wholly owned subsidiary of the Company. The Company issued approximately 164,420 shares of its Common Stock in exchange for the minority interests in Omnirel (including 132,603 shares in exchange for options to purchase Omnirel Common Stock) to effect the purchase. As a result, the Company incurred a pre-tax charge against earnings in the fourth quarter ending June 30, 1997 of approximately $1.2 million representing compensation paid to the employee option holders equal to the value of the shares issued in exchange for options held by such employees. In connection with the transaction, certain Omnirel optionees elected to retain their options which (assuming full vesting) are exercisable for up to 60,041 shares of Company common stock.

(ii)     TACTech

The Board of Directors of the Company declared a dividend distribution (the "Distribution") to the Company shareholders of record as of June 17, 1997 on the basis of one share of TACTech Common Stock for each 5.0024 shares of the Company's Common Stock. The distribution was effective June 30, 1997 and following the distribution, TACTech commenced operations on a stand alone basis. During fiscal 1997, TACTech filed a registration statement on Form SB-1 and Prospectus for the purpose of distributing the Common Stock of TACTech to the stockholders of the Company.

The Company made an additional investment of its intercompany advances, excluding taxes as of the effective date of the distribution, of approximately $553,000, which amount has been included in additional paid-in capital of TACTech.

As of the Distribution Date, the Company and TACTech entered into several agreements to take certain other actions for purposes of governing certain of the ongoing relationships between the two companies following the Distribution, including reciprocal indemnification obligations, and the engagement of

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note B. Organization (continued)

certain Company employees by TACTech on a part time basis. In addition, the Company has assisted TACTech in obtaining a $1.5 million credit facility (the "TACTech Facility") from a bank and provided a guaranty of indebtedness incurred by TACTech thereunder. Pursuant to an indemnification agreement entered into between the Company and TACTech in connection with the Distribution, TACTech agreed to indemnify the Company against all expenses and liabilities resulting from (i) the operations of TACTech from and after the distribution, (ii) the Company's operations of TACTech's business prior to the Distribution other than those based upon the tax consequences of the Distribution and (iii) any claim, suit or other type of proceeding based upon, arising out of or in connection with any information furnished by TACTech concerning TACTech for inclusion in the Prospectus relating to the Distribution; and the Company agreed to indemnify and save harmless TACTech and its directors, officers, employees, agents and/or affiliates for any claims incurred or suffered, directly or indirectly, by them resulting from or attributable to, among other things (i) the operation of the Company from after the Distribution (ii) any claim, suit or other type of proceeding based upon, arising out of or in connection with the operation of the Company's business (other than TACTech's business) prior to the Distribution, and (iii) any claims, suit or other type of proceeding based upon arising out of or in connection with any information concerning the Company in the Prospectus or any information furnished by the Company concerning the Company for inclusion in the Prospectus.

The TACTech Facility was obtained on August 28, 1997 and has a three year term. Interest on the borrowings is at a variable rate tied to the Bank's prime rate. All TACTech's personal property collateralizes the borrowings under such facility. As of June 30, 1998 TACTech had $620,000 outstanding under the facility.

The net assets transferred at June 30, 1997 in TACTech were as follows:

                 Current Assets (a)                                    $671,000
                 Non-Current Assets                                     190,000
                 Liabilities                                           (401,000)
                                                                       --------
                 Net Assets                                            $460,000
                                                                       ========

(a)  Includes $108,000 of prepaid registration costs.

The consolidated financial statements of the Company for the years ended June 30 include the following applicable to TACTech, before eliminations:

                                                  1996              1997
                                           ------------------ ------------------
Revenues                                   $     1,601,255    $     2,205,679
Expenses                                         1,444,054          1,902,809
Charges in lieu of taxes                            50,015            103,400
                                           ------------------ ------------------
Net Income                                 $       107,186    $       199,470
                                           ================== ==================

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note C. Notes Receivable from Stockholders

During 1991, the Company loaned $250,000 to an officer/director of Omnirel Corporation and the Company, to purchase Common Stock of the Company on the open market, in exchange for a non-interest bearing note. The note is due July 1, 2001, is secured by the 84,000 shares of the Company's Common Stock owned by the officer/director, and is classified as a reduction of equity. During the 1996 fiscal year $80,000 of this note was repaid. No payments were made in fiscal years ending June 30, 1997 and 1998.

During fiscal year 1998, the Company loaned approximately $201,000 to stockholders who were issued shares in the Omnirel transaction (see Note B). The notes are due June 30, 2002 and bear interest at 6.65%. Accrued interest of approximately $12,000 is included in the loan balance.

Note D. Inventories

Inventories consists of the following:

                                                           June 30
                                                    1997             1998
                                               --------------- ----------------
                                                       (000's omitted)
Raw materials                                  $     2,540     $     2,585
Work in process                                      1,381           1,795
Finished goods                                         864             808
                                               --------------- ----------------
                                               $     4,785     $     5,188
                                               =============== ================

Note E. Property, Plant and Equipment

Property, plant and equipment consists of:

                                                          June 30
                                                  1997              1998
                                            ----------------- -----------------
                                                     (000's omitted)
Land                                        $         300     $         300
Building and improvements                           3,302             3,302
Equipment                                           6,216             6,735
Furniture and fixtures                                433               564
Leasehold improvements                                549               756
                                            ----------------- -----------------
                                            $      10,800     $      11,657
                                            ================= =================

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note F. Credit Facilities

Credit facilities consist of the following:

                                                          June 30
                                                  1997              1998
                                            ----------------- -----------------
                                                     (000's omitted)
Loans payable bank:
Revolving line of credit                    $          --     $         200
Line of credit                                      7,500             7,500
                                            $       7,500     $       7,700
                                            ================= =================
Long-term obligations:
Mortgage payable to bank                    $       1,838     $       1,803
Term loans - bank                                   1,435             1,712
Less current portion                                 (370)             (502)
                                            ----------------- -----------------
                                            $       2,903     $       3,013
                                            ================= =================

In March 1998, Omnirel replaced a $5,000,000 credit facility with a new $5,750,000 facility (the "Loan Facility") comprised of (a) a $3,000,000 revolving line of credit maturing on November 30, 1999, (b) a $750,000 term loan, maturing November 30, 2004 and (c) a $2,000,000 standby term loan expiring November 30, 1999. At the Company's option, interest rates are selected at the time of each advance, (8.5% on the revolving line of credit and 7.6% on the term loan at June 30, 1998). As of June 30, 1998, the outstanding balance on the revolving line of credit was $200,000 and $351,000 was outstanding with respect to term loan provisions of the facility.

The Loan Facility requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on the payment of dividends. Substantially all assets, excluding real estate and related fixtures, have been pledged as collateral.

Omnirel has various term loans outstanding under prior credit facilities, the proceeds from which were used to finance equipment acquisitions. These loans are payable through various dates through November 2002 at interest rates ranging from 7.5% to 8%. At June 30, 1998 and 1997 $1,361,000 and $1,435,000 was
outstanding on these term loans, respectively.

Omnirel obtained a mortgage on its real estate and related fixtures in December 1995. During fiscal year 1997, an additional $390,000 was added to its existing mortgage. The outstanding balance on the mortgage at June 30, 1997 and 1998 was $1,838,000 and 1,803,000, respectively. The mortgage matures on December 18, 2000 and monthly payments are made for principal, using a twenty year amortization, and for interest based on the bank's lending rate plus 1.5% (10% at June 30, 1998). Omnirel's mortgage is guaranteed by the Company. In April 1997, the Company entered into a $7,500,000 line of credit (the "Line of Credit") with an interest rate equal to either the prime rate less .75% or LIBOR plus .70% with an expiration date of March 2, 1998. Proceeds from the loan were used to reduce borrowings under the

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note F. Credit Facilities (continued)

Company's brokerage margin account. Simultaneously with the borrowing of the Line of Credit, the Company purchased an interest cap for $38,000, which capped the LIBOR at 5.875% through the original expiration date of the Line of Credit. Effective April 1, 1998, the Line of Credit was extended through April 1, 2000, on similar terms and conditions as the original Line of Credit, except for the interest rate. The interest rate during the extended period is based on an interest rate comparing a floating rate index USD One-Month LIBOR-BBA plus .70%, to a fixed rate of 6.61%. The applicable LIBOR rate at June 30, 1998 was 6.35234%. Marketable securities, principally preferred stocks with a fair market value of approximately $15,000,000 were used to collateralize the borrowings of $7,500,000 at June 30, 1998.

The annual principal payment requirements on the mortgage, credit facilities equipment loans and lines of credit subsequent to June 30, 1998 are as follows (000's omitted):

           1999                               $           502
           2000                                         8,222
           2001                                         2,192
           2002                                           208
           2003                                            91

The Company made aggregate interest payments relating to credit facilities of $287,000, $560,000 and $820,000 during the fiscal years ended June 30, 1996,
1997 and 1998, respectively.

Note G. Income Taxes

The Company records taxes under the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Omnirel's net operating loss carryforwards for federal income tax purposes of approximately $2,570,000 at June 30, 1998 expire through 2007, subject to annual limitations under Section 382 of the Internal Revenue Code.

Income tax provision consists of the following:

                                           Year ended June 30
                                  1996              1997             1998
                           ------------------ ---------------- ----------------
                                              (000's omitted)
Current Federal            $      1,706       $         --     $        120
Current State                       450                 25               32
Deferred Federal                    189                232               23
Deferred State                       --                 63                6
                           ------------------ ---------------- ----------------
                           $      2,345       $        320     $        181
                           ================== ================ ================

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note G. Income Taxes (continued)

The income tax benefit of $89,000 recorded in the fourth quarter of 1998 primarily reflects a change in the Company's consideration of its ability to utilize its net operating loss carryforwards.

The reconciliation of the differences between the tax provision and the amounts computed by applying the statutory Federal income tax rate to pre-tax income follows:

                                                                                 Year ended June 30
                                                                        1996             1997              1998
                                                                 ----------------------------------- ----------------
                                                                                   (000's omitted)
Federal income tax at statutory rate (34%)                       $       2,298      $      656       $      579
State income tax net of Federal tax benefit                                297              17               67
Adjustment to valuation allowance                                         (173)             --             (300)
Permanent differences resulting from purchase
    accounting                                                              68              68               52
Non taxable dividends                                                     (228)           (455)            (235)
Foreign taxes withheld                                                      --              --               22
Other-net                                                                   83              34               (4)
                                                                 ------------------ ---------------- ----------------
                                                                 $       2,345      $      320       $      181
                                                                 ================== ================ ================

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                                          June 30
                                                                 1997               1998
                                                          ------------------ -------------------
                                                                     (000's omitted)
Net operating losses                                       $     1,221       $       874
Noncompete agreement                                               198                --
Purchase accounting basis differences                             (268)               --
Warranty reserves                                                   30                67
Inventory reserves                                                 165               193
Unrealized loss on marketable securities                           196               259
Accumulated depreciation                                          (130)             (392)
Federal tax credits                                                 --               233
Other                                                              202               123
                                                           ----------------- -------------------
Deferred tax asset                                               1,614             1,357
Valuation allowance                                               (814)             (586)
                                                           ----------------- -------------------
Net deferred tax asset                                     $       800       $       771
                                                           ================= ===================

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note G. Income Taxes (continued)

Unrealized losses on marketable securities, not affecting the Company's results of operations, increased the valuation allowance by $187,000 and $72,000 for the years ended June 30, 1997 and 1998, respectively.

In 1996, 1997 and 1998, income tax payments aggregated $1,950,000, $250,000 and $63,000, respectively.

Note H. Stockholders' Equity

Treasury stock outstanding is as follows:

       Fiscal Year                                              Average Price
     Ended June 30,        Shares           Total Cost            Per Share
----------------------  --------------- ------------------- -------------------
          1993                 2,600    $         5,200     $          2.00
          1994                11,500             43,125                3.75
          1995               185,818            421,090                2.27
                        --------------- -------------------
                             199,918            469,415
          1996                55,100            513,522                9.32
                        --------------- -------------------
                             255,018            982,937
          1997               144,900          1,459,902               10.07
                        --------------- -------------------
                             399,918          2,442,839
          1998               215,720          2,086,651                9.67
                        --------------- -------------------
                             615,638    $     4,529,490
                        =============== ===================

Warrant activity is as follows:

                                             Warrants             Price
                                        ------------------ --------------------
Outstanding at June 30, 1996                   20,910      $       1.34
Exercised - fiscal 1997                       (19,500)     $       1.34
                                        ------------------
Outstanding at June 30, 1997                    1,410
Exercised - fiscal 1998                        (1,410)     $       1.34
                                        ------------------
Outstanding at June 30, 1998                       --
                                        ==================

Options outstanding represent options to purchase Omnirel Common Stock. In connection with the Omnirel transaction (see Note B), the options to purchase Omnirel stock which were not repurchased by the Company became, subject to vesting limitations, exercisable for Company Common Stock at the rate of 1.6889 shares for each $10 option and each $8 option.

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note H. Stockholders' Equity (continued)

Option activity is as follows:

                                                                 1995
                                                             Non-Qualified             1995
                                                               Exchange            Non-Qualified
                                                                Options               Options
                                                                 ($8)                  ($10)                 Total
                                                          -------------------  --------------------- ----------------------
Options outstanding, July 1, 1995                                 134,000               17,000               151,000
Granted                                                               -                 10,000                10,000
                                                          -------------------  --------------------- ----------------------
Options outstanding, June 30, 1996                                134,000               27,000               161,000
Granted                                                               -                 10,000                10,000
Forfeited                                                          (4,100)             (14,000)              (18,100)
Repurchased by the Company                                       (117,350)                  -               (117,350)
                                                          -------------------  --------------------- ----------------------
Options outstanding, June 30, 1997                                 12,550               23,000                35,550
                                                          -------------------  --------------------- ----------------------
Options outstanding, June 30, 1998                                 12,550               23,000                35,550
                                                          ===================  ===================== ======================
Number of shares of Company Common Stock
   which outstanding options are exercisable
   pursuant to the Omnirel transaction described
   above                                                           21,196               38,845                60,041
                                                          ===================  ===================== ======================
Omnirel options exercisable at June 30, 1998                       12,550                9,800                22,350
                                                          ===================  ===================== ======================
Number of shares of Company Common Stock
   which exercisable options are exercisable
   at June 30, 1998 pursuant to the Omnirel
   transaction described above                                     21,196               16,551                37,747
                                                          ===================  ===================== ======================

Vesting                                                         3 years               5 years
Contractual Life                                               10 years              10 years

The fair value for the $10 options granted during fiscal 1997 and fiscal 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.25%; divided yields of 0%; volatility factors of the expected market price of the Company Common Stock of .683; and a weighted average expected life of the options of five years. The estimated weighted average fair value per option is approximately $5.08. Pro forma information related to stock option grants in 1997 and 1996 has not been presented since the impact of the fair value of the stock option grants was not material to the results of operations.

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note I. Marketable Equity Securities

For the years ended June 30, 1997 and 1998, marketable securities consist of equity securities carried at market value. Marketable securities had a cost of $22,284,000 as of June 30, 1997 and $20,060,000 as of June 30, 1998. As of June
30, 1998 gross unrealized gains and losses were $150,000 and $804,000, respectively.

Included in the determination of net income for the years ended June 30, 1996, 1997 and 1998 were realized gains of $478,000, $1,899,000 and $1,180,000, respectively, and realized losses of $587,000, $1,004,000 and $782,000, respectively.

During fiscal 1996, the Company engaged in one short sale which obligated the Company to replace securities borrowed by purchasing additional securities at the then current market value. At June 30, 1996, the Company's short sale obligation aggregated $1,026,000. Included in the determination of fiscal 1996 net income was a gain of $94,000 related to the difference between the proceeds from the short sale and the related obligation at June 30, 1996. During 1997, the Company covered its short sale obligation and realized additional gains of $649,000 related to the aforementioned transaction.

During fiscal 1996, 1997 and 1998, realized losses of $578,000, $43,000 and $0, respectively, were charged to income representing a reduction in the market value of certain marketable securities which was deemed to be other than temporary.

Note J. Employee Benefit Plans

The Company has a deferred compensation program for all employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the program, contributions to be made by the Company are at the discretion of the Board of Directors of the Company and were $10,500 for 1996, $18,000 for 1997 and $14,700 for 1998. The Company does not maintain post-retirement benefit plans.

Note K. Leases

The Company has a noncancelable operating lease expiring October 31, 1999 at an annual rent of $35,000. As of June 30, 1998 the Company had no other significant operating leases. Rental expense for all operating leases was $59,000 for 1996, $67,000 for 1997 and $35,000 for 1998.

Note L. Research and Development

During fiscal 1996, 1997 and 1998, research and development expenditures of Omnirel, which are included in selling, general and administrative expenses, were $1,361,000, $1,773,000 and $1,843,000, respectively.

Note M. Concentration of Credit Risk

Sales to one customer aggregated 27% of the net sales of the Company for fiscal 1998 as compared to sales to the same customer in fiscal 1997 and 1996, aggregating 24% and 58%, respectively.

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note M. Concentration of Credit Risk (continued)

Sales to another customer aggregated 12% of net sales of the Company for fiscal 1997.

Note N. Related Party Transactions

During the years ended June 30, 1996, 1997 and 1998, the Company incurred costs for legal services rendered by a law firm (a principal of which is a member of the Board of Directors of the Company) amounting to $228,000, $372,000 and $131,000, respectively.

Note O. Interest and Other Income, Net

Interest and other income, net, is comprised of the following:

                                                                                 Year ended June 30
                                                                        1996             1997              1998
                                                                 ------------------ ---------------- ----------------
                                                                                    (000's omitted)
Proceeds from sale of business                                   $      2,000       $         --     $         --
Amortization of non-compete agreement                                     600                600              500
Dividend and interest income                                            1,093              2,145            1,511
Unrealized and realized gains (losses) from sale/
     redemption of securities                                            (593)               852              398
                                                                 ------------------ ---------------- ----------------
                                                                 $      3,100       $      3,597     $      2,409
                                                                 ================== ================ ================

Zing Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Note P. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Year ended June 30
                                                                        1996             1997              1998
                                                                 ------------------ ---------------- ----------------
                                                                         (000's omitted, except share data)
Numerator
       Numerator for basic earnings per share - income
         available to common stockholders                        $        4,413     $       1,608    $       1,523
       Income attributable to minority interest in subsidiary              (161)               --               --
                                                                 ------------------ ---------------- ----------------
       Numerator for diluted earnings per share                  $        4,252     $       1,608    $       1,523
                                                                 ================== ================ ================
Denominator
       Denominator for basic earnings per share - weighted-
         average shares                                               2,610,000         2,500,273        2,529,557
       Effect of dilutive securities
          Warrants                                                       18,782             1,212               --
Subsidiary options exercisable into Zing common shares                       --            25,404           23,318
                                                                 ------------------ ---------------- ----------------
       Denominator for diluted earnings per share - adjusted
       weighted-average shares and assumed conversions                2,628,782         2,526,889        2,552,875
                                                                 ================== ================ ================

Basic earnings per share                                         $         1.69     $         .64    $         .60
                                                                 ================== ================ ================
Diluted earnings per share                                       $         1.62     $         .64    $         .60
                                                                 ================== ================ ================


Note Q. Subsequent Events

During July and August 1998, the Company acquired for its treasury 28,756 shares of its common stock for approximately $241,200 at an average price of $8.39 per share (including brokerage costs).

During July and August 1998, the Company sold various marketable securities which it held at June 30, 1998 for proceeds of approximately $1,467,000, at a realized loss of approximately $194,000. As of August 31, 1998, the Company's investment portfolio had a net unrealized loss of approximately $1,100,000, as compared to a net unrealized loss of $654,000 as shown in the Balance Sheet as of June 30, 1998.

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

         None.


                                    PART III


         Information required under items 9 through 12 of this part will be incorporated by reference from the Company's definitive Proxy Statement or by amendment on Form 10-KSB/A, to be filed within 120 days following the end of the Company's June 30, 1998 fiscal year.


Item 13.     Exhibits and Reports on Form 8-k

             (a)  Exhibits

                  Exhibit 10.1 -    Amendment No. 1 to Employment Agreement
                                    with John Catrambone.

                  Exhibit 10.2 -    Omnirel LLC Appreciation Rights Agreement.

                  Exhibit 11 -      Statement Re: Computation of per share
                                    earnings (see Note P of Notes
                                    to Consolidated Financial Statements).

             (b)  Reports on Form 8-K:

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZING TECHNOLOGIES, INC.


Date: October 8, 1998              By:      Robert E. Schrader
                                       ---------------------------------------
                                            Robert E. Schrader
                                            President, Chief Executive Officer
                                            and Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----

         Robert E. Schrader                          President, Chief Executive              October 8, 1998
--------------------------------------------         Officer and Chairman of the Board
         Robert E. Schrader                          (Principal Executive Officer)



         Martin S. Fawer                             Treasurer and Director                  October 8, 1998
--------------------------------------------         (Principal Financial Officer)
         Martin S. Fawer


         Deborah J. Schrader                         Secretary and Director                  October 8, 1998
--------------------------------------------
         Deborah J. Schrader


         John F. Catrambone                          Director                                October 8, 1998
--------------------------------------------
         John F. Catrambone


         Laurence Higgitt                            Director                                October 8, 1998
--------------------------------------------
         Laurence Higgitt


         Henry A. Singer                             Director                                October 8, 1998
--------------------------------------------
         Henry A. Singer