Form 10KSB/A
period 1998-06-30
ZING TECHNOLOGIES INC
filed 1998-10-23
CIK 756055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       or
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 3, 1998 was $8,371,456.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

State issuer's revenues for its most recent fiscal year. $21,773,000

The number of shares of common stock, $.01 par value, outstanding as of September 23, 1998 was 2,414,613.

Transitional small business disclosure format Yes     No  X
                                                  ---    ---
                                        1

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The names and ages of all Directors and Executive Officers of the Company, their positions with the Company, their term of office and their business background are set forth below.

                                                                                                              Director of
Name, Age, Position with the Company, Experience, Other Directorships                                         Zing Since
---------------------------------------------------------------------                                         -----------

JOHN F. CATRAMBONE, 58, has been President and Chief Executive Officer of Omnirel                                1986
LLC, a manufacturer of power hybrid semiconductor devices since 1985.  Omnirel has been a subsidiary of the Company since June 1991.

MARTIN S. FAWER, 64, became Chief Financial Officer and Treasurer in February 1988.                              1984
From October 1984 to January 1988 Mr. Fawer was Treasurer of the Company.  He is also a director and serves as the Chief Financial Officer and Treasurer of Transition Analysis
Component Technology, Inc. and Omnirel, both subsidiaries of the Company.  For more than five years, Mr. Fawer has been a principal of The Fawer Group, P.C. and its predecessors, certified public accountants.

LAURENCE W. HIGGITT, 53, has been employed by Stephen Rose & Partners, Limited,                                  1985
investment bankers, in London, England since 1984 and has been on its Board of Directors since 1985.  Prior to 1984, he was a fund manager for Lazard Brothers & Co. Ltd., merchant bankers, London, England.

DEBORAH J. SCHRADER, 51, has been Secretary of the Company since its incorporation.                              1969
She is also the Secretary and a director of Transition Analysis Component Technology, Inc., a subsidiary of the Company.  She is the wife of Robert E. Schrader.

ROBERT E. SCHRADER, 54, is the founder of the Company and has been President and                                 1969
Chief Executive Officer since its incorporation in 1969.  Prior to organizing the Company,
Mr. Schrader was an account executive with a division of Lafayette Radio Corporation, a district sales manager of Arrow Electronics, Inc. and held purchasing manager positions with two electronic equipment manufacturers.  He is also a director and vice-president of
Transition Analysis Component Technology, Inc. and Omnirel LLC, each a subsidiary of the Company.  He is the husband of Deborah J. Schrader.

HENRY A. SINGER, 60, has been a member of the law firm of Morrison Cohen Singer &                                1988
Weinstein, LLP and its predecessor for more than the past five years.  Morrison Cohen Singer &
Weinstein, LLP serves as general counsel to the Company.

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the Securities Exchange Commission. Executive officers, directors and the 10% Stockholders are required to furnish the Company with copies of such reports. Based solely on its review of the copies of such forms received by the Company, or written representations that no other reports are required, the Company believes that during the 1997 Fiscal Year, the Company's executive officers, directors and 10% Stockholders complied with the applicable Section 16(a) filing requirements.

ITEM 10 - EXECUTIVE COMPENSATION

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

           The following table sets forth a summary for the last three (3) fiscal years of the cash compensation paid by the Company and its subsidiaries as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and the only two executive officers of the Company whose total annual salary and bonus exceeded $100,000 in the 1998 Fiscal Year (the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation
Name and                                                          -----------------------                            All Other
Principal Position                                                Year             Salary              Bonus      Compensation(1)
------------------                                                ----             ------              -----      ---------------
Robert E. Schrader                                               1998             $250,000            $100,000          $1,800
President, Chief Executive Officer and                           1997             $225,000            $ 25,000          $1,800
Chairman of the Board                                            1996             $150,000            $165,000          $1,800

John F. Catrambone(2)                                            1998             $154,166            $101,250          $5,334
President of Omnirel Corporation                                 1997             $150,000            $121,000      $1,049,829
                                                                 1996             $213,275            $121,000          $4,684

Martin S. Fawer                                                  1998             $112,500                 --           $9,600
Chief Financial Officer                                          1997             $ 75,000             $86,000          $9,600
                                                                 1996             $ 75,000             $49,000          $9,600

 (1)The amounts reflect the following payments of annual life insurance premiums in the 1996 Fiscal Year, 1997 Fiscal Year and 1998 Fiscal Year: $1,800 in each such year on behalf of Mr. Robert E. Schrader; and $4,684, $4,579, and $5,334, respectively, on behalf of Mr. John F. Catrambone. Mr. Fawer receives an annual automobile allowance of $9,600. See also footnote number 2 below with respect to Mr. John F. Catrambone and the 1998 Fiscal Year.

 (2)The bonus amounts for Mr. Catrambone in each of the 1996 Fiscal Year, 1997 Fiscal Year and 1998 Fiscal Year include (i) $18,900, $15,300 and $15,300, respectively, representing interest imputed at 9% per annum on the $250,000 interest free loan provided by the Company to Mr. Catrambone for the purchase of the Company's common stock ($80,000 of this loan was repaid in the 1996 Fiscal
Year) and (ii) an annual bonus awarded pursuant to his employment agreement. The "All Other Compensation" amount in the 1997 Fiscal Year for Mr. Catrambone includes $1,045,250 resulting from the issuance of the Company's common stock in exchange for Mr. Catrambone's options to purchase shares of the Company's Omnirel subsidiary common stock in connection with the Company's acquisition of all minority interests in its Omnirel subsidiary on June 30, 1997. As a result, the Company incurred a pretax charge against earnings equal to the value of the shares issued in exchange for the options held.

           The above amounts do not include certain personal benefits, which do not exceed, as to any executive officer identified above, 10% of his total Annual Compensation.

                               GRANTS OF WARRANTS

          During the 1998 Fiscal Year, no warrants, options or stock appreciation rights in the Company were granted to any Named Executive Officer.


                AGGREGATED WARRANT EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END WARRANT VALUES


                                                                        Number of Unexercised     Value of Unexercised In-the-Money
                                       Shares                          Options/SARs at FY-End(#)      Options/SARs at FY-End(#)
                                    Acquired on          Value        --------------------------  ---------------------------------
       Name                         Exercise(#)        Realized($)    Exercisable  Unexercisable  Exercisable(1)      Unexercisable
-------------------------------  ----------------   ----------------  -----------  -------------  --------------      -------------

                                                                               None


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


               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

  John Catrambone has an employment agreement with the Company's Omnirel subsidiary. The agreement, the term of which is set to expire on June 30, 2000, provides for a base salary of $175,000 per year and an incentive bonus linked to a set of performance criteria determined annually by Omnirel's Board of Directors and subject to percentage limitations of Mr. Catrambone's base salary (90% for the 1998 Fiscal Year). Mr. Catrambone was also loaned $300,000 by the Company in connection with the purchase of Omnirel by the Company, such loan was repaid from Mr. Catrambone's annual guaranteed bonus which bonus is no longer a part of Mr. Catrambone's compensation. The Company has guaranteed the base compensation payments under such employment agreement to Mr. Catrambone. The Company also loaned Mr. Catrambone $250,000, without interest, to purchase shares of the Company's common stock. Such loan, which is due in June, 2001, is secured by the stock so purchased by Mr. Catrambone. No principal repayments were made during the 1998 Fiscal Year and at the end of the 1998 Fiscal Year there was a principal balance of $170,000 remaining on such note.

  Mr. Schrader does not have an employment agreement with the Company and his compensation is set by the Compensation Committee subject to the approval of the Board of Directors.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The members of the Compensation Committee during the 1998 Fiscal Year were Martin S. Fawer, Laurence W. Higgitt and Henry A. Singer. Henry A. Singer, a director of the Company during the 1998 Fiscal Year, is a partner of Morrison Cohen Singer & Weinstein, LLP, counsel to the Company. The amount paid to such firm in the 1998 Fiscal Year was less than 5% of such firm's gross revenues.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee is responsible for reviewing levels and methods of executive compensation and making recommendations to the Board of Directors. Such recommendations were made in the past primarily based upon comparisons of executive compensation in other comparable companies engaged in the distribution of high reliability electronic components.

  The comparable companies which were reviewed by the Compensation Committee in the 1998 Fiscal Year included only in part those companies which are included in the Dow Jones Semiconductors and Related Index. The other comparable companies chosen were based upon those having a more comparable size to that of the Company. When the bonuses described below are included in total annual compensation, the compensation levels for the Company's executives are above the average range of compensation of these comparable companies.

  The Compensation Committee met once in the 1998 Fiscal Year. In reviewing executive compensation issues, the Committee concurred in management's decision to set Mr. Schrader's 1998 Fiscal Year base salary at the level of his Fiscal Year 1997 base salary plus the $25,000 bonus paid in Fiscal Year 1997 in respect of Fiscal Year 1996; to increase Mr. Fawer's base salary to $120,000 and to pay Mr. Schrader a bonus of $100,000 in respect of the 1997 Fiscal Year payable in accordance with the Company's normal payroll practices. Mr. Fawer abstained from deliberations and discussions regarding his compensation.

  In setting Mr. Schrader's base salary for the 1998 Fiscal Year, the Compensation Committee noted that Mr. Schrader was responsible for the Company's investment portfolio. Furthermore, it was difficult to determine base salary for Mr. Schrader since he is the chief executive officer of what essentially is a holding company.

               The Zing Technologies, Inc. Compensation Committee

                                 Martin S. Fawer
                               Laurence W. Higgitt
                                 Henry A. Singer

  With respect to Mr. Catrambone, the Omnirel Board of Directors (with Mr. Catrambone abstaining) established performance criteria for his incentive bonus in accordance with his employment agreement. Such performance criteria include the amount of increase in Omnirel's pre-tax profit and the amount of reduction in Omnirel's indebtedness to the Company. The amount of the bonus, in each case, is based upon the percentage of the goal achieved. During the 1998 Fiscal Year, Mr. Catrambone was given a specific mandate to increase Omnirel's pre-tax profits and to use the corresponding increase in cash flows to better manage Omnirel's balance sheet by reducing its debt. As a result of Omnirel's achieving certain performance objectives established by Omnirel's Board for the 1997 Fiscal Year, Mr. Catrambone received his full $121,000 performance bonus under his employment agreement in the 1998 Fiscal Year, of which amount $101,250 was paid during the 1998 Fiscal Year.

                         Omnirel LLC Board of Directors

                               Robert E. Schrader
                                 Martin S. Fawer
                               John F. Catrambone

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Security Holders

  The following table sets forth, as at September 30, 1998 information concerning the beneficial ownership of voting securities of the Company by each person who is known by management to own beneficially more than 5% of any class of such securities:

                        Name and Address        Amount Benefi-     Percent of
Title of Class         of Beneficial Owner      cially Owned          Class
--------------         -------------------     ---------------     ----------
Common                  Robert E. Schrader          1,152,711      47.74 %
                        72 Haight Crossroad
                        Chappaqua, NY 10514


Security Ownership of Management

      The following table sets forth, as at October 15, 1998 information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the executive officers of the Company whose total annual salary and bonus exceeded $100,000 in the 1998 Fiscal Year, and by all directors and officers as a group:


                                              Amount of
                                            Common Stock                Percent
                                         Beneficially Owned            of Class
                                         ------------------            ---------

John F. Catrambone                             209,500                    8.68%
Laurence W. Higgitt                              3,000                      *
Henry A. Singer                                  3,000(1)                   *
Deborah J. Schrader                          1,152,711(2)                47.74%
Robert E. Schrader                           1,152,711                   47.74%
All Officers and Directors
   as a Group (6 persons,
   including two such persons
   who own no shares individually)           1,368,211                   56.66%

-----------------
(*)    Represents less than 1% of the shares outstanding.
(1)    Represents shares owned by Morrison Cohen Singer & Weinstein, LLP.
(2) Beneficial ownership of Mr. Schrader's shares only. No shares held directly.

      Robert E. Schrader, Deborah J. Schrader and Martin S. Fawer are directors of Transition Analysis Component Technology, Inc. No other director is a director of any company with a class of securities registered pursuant to
Section 12 of the Act or of any company registered as an Investment Company under the Investment Company Act of 1940. Other than Robert E. Schrader and Deborah J. Schrader, who are married to each other, there is no family relationship among any of the members of the Board of Directors or the officers of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company paid Morrison Cohen Singer & Weinstein, LLP, of which Henry A. Singer, a director of the Company, is a partner, $229,175 for legal services rendered to the Company in the 1998 Fiscal Year. In June, 1995, the Company advanced $112,000 to Mr. Fawer which advance is repayable from any bonuses Mr. Fawer receives from the Company. In the 1998 Fiscal Year, Mr. Fawer repaid the $29,000 balance of such advance. In the 1998 Fiscal Year, the Company loaned $103,465 to Mr. Catrambone, the proceeds of which were used to pay taxes resulting from the sale by Mr. Catrambone to the Company of his options to purchase stock in the Company's Omnirel subsidiary in exchange for Company common stock. In connection therewith, Mr. Catrambone delivered a promissory note which is secured by shares of his Company common stock and carries interest at the rate of 6.65% per annum.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23 day of October, 1998.

                                      Zing Technologies, Inc.


                                      By:      Martin S. Fawer
                                         -----------------------------
                                         Martin S. Fawer
                                         Chief Financial Officer and Treasurer