Form 10QSB
period 1998-09-30
ZING TECHNOLOGIES INC
filed 1998-11-10
CIK 756055

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1998

                                     - OR -

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

The number of shares of common stock, $.01 par value, outstanding as of November 5, 1998 was 2,406,443.


================================================================================

                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY





PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 1998 and June 30, 1998...................................................  3

         Condensed consolidated statements of operations - three months ended September 30, 1998 and 1997...................................  4

         Condensed consolidated statements of cash flows - three months ended September 30, 1998 and 1997...................................  5

         Notes to condensed consolidated financial statements -
         September 30, 1998..................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  8


PART II. OTHER INFORMATION

Item 5.  Other Information................................................... 12

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

         Signatures.......................................................... 15

PART 1. FINANCIAL INFORMATION

                     Zing Technologies, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,         June 30,
                                                                                                         1998                1998
                                                                                                     ------------------------------
                                                                                                     (Unaudited)            (Note)
                                                                                                         (000's omitted, except
                                                                                                               share data)
                                                                                                     ------------------------------
Assets
Current assets
    Cash and cash equivalents                                                                          $    279            $  1,092
    Marketable securities                                                                                18,038              19,462
    Accounts receivable, less allowances of $78 and $72, respectively                                     3,693               2,451
    Inventories                                                                                           5,388               5,188
    Prepaid expenses                                                                                        266                 192
    Other current assets                                                                                    500                 511
                                                                                                     ------------------------------
Total current assets                                                                                     28,164              28,896
Property, plant and equipment                                                                            12,115              11,657
Less accumulated depreciation and amortization                                                            6,624               6,417
                                                                                                     ------------------------------
                                                                                                          5,491               5,240
Deferred income taxes, net of valuation allowance                                                           771                 771
Excess of cost over assets acquired, net of amortization of $1,363
    and $1,325, respectively                                                                              1,172               1,210
Other assets                                                                                                 59                  54
                                                                                                     ------------------------------
Total assets                                                                                           $ 35,657            $ 36,171
                                                                                                     ==============================

Liabilities and stockholders' equity
Current liabilities
    Accounts payable                                                                                   $  2,153            $  1,418
    Accrued expenses and taxes payable                                                                      663                 719
    Accrued compensation expense                                                                            403                 811
    Loan payable - bank                                                                                   8,400               7,700
    Due to broker                                                                                         2,297               2,993
    Current portion of long-term obligations                                                                502                 502
                                                                                                     ------------------------------
Total current liabilities                                                                                14,418              14,143
Long-term obligations, less current portion                                                               2,885               3,013
Stockholders' equity
    Common stock, par value $.01 per share; authorized 12,000,000
       Shares; issued 3,058,037 shares as of September 30, 1998 and
       3,058,037 shares as of June 30, 1998                                                                  30                  30
    Additional paid-in capital                                                                           15,169              15,113
    Note receivable from stockholders                                                                      (383)               (383)
    Accumulated other comprehensive loss                                                                 (1,038)               (654)
    Retained earnings                                                                                     9,347               9,438
    Less treasury shares at cost (644,394 shares at September 30, 1998,
       and 615,638 shares at June 30, 1998)                                                              (4,771)             (4,529)
                                                                                                     ------------------------------
Total stockholders' equity                                                                               18,354              19,015
                                                                                                     ------------------------------
Total liabilities and stockholders' equity                                                             $ 35,657            $ 36,171
                                                                                                     ==============================

Note: The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                     Zing Technologies, Inc. and Subsidiary

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three months ended,
                                                              September 30
                                                           1998         1997
                                                       ------------------------
Net sales                                              $    5,969    $    5,086
Cost of goods sold                                          3,826         3,188
                                                       ------------------------
Gross profit                                                2,143         1,898

Selling, general and administrative expenses                1,754         1,649
Depreciation and amortization of property,
  plant and equipment                                         155           137
Interest expense                                              272           245
Interest and other income - net                                53        (1,311)
                                                       ------------------------
Income (loss) before income taxes                             (91)        1,178
Provision for income taxes                                     --           205
                                                       ------------------------
Net (loss) income                                      $      (91)   $      973
                                                       ========================

Net income (loss) per common share - basic             $     (.04)   $      .37
                                                       ========================

Net income (loss) per common share - diluted           $     (.04)   $      .37
                                                       ========================

Average number of outstanding shares - basic            2,421,030     2,598,911
                                                       ========================

Average number of outstanding shares - diluted          2,421,030     2,626,386
                                                       ========================


See notes to condensed consolidated financial statements.

                     Zing Technologies, Inc. and Subsidiary

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three months ended,
                                                                September 30
                                                               1998      1997
                                                             -------------------
                                                               (000's omitted)
Operating activities
Net (loss) income                                             $  (91)   $  973
Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                             269       243
       Amortization of non-compete agreement                      --      (150)
       Changes in operating assets and liabilities:
          Accounts receivable                                 (1,242)     (329)
          Inventories                                           (200)     (139)
          Prepaid expenses and other current assets              (63)      171
          Accounts payable and accrued expenses                  271       (46)
          Other - net                                             (5)       --
                                                             -------------------
Net cash provided by (used in) operating activities           (1,061)      723

Investing activities
Purchases of property and equipment                             (482)     (279)
Net sales of marketable securities                             1,040     1,407
                                                             -------------------
Net cash provided by investing activities                        558     1,128

Financing activities
Proceeds from borrowings                                         700       195
Reduction of borrowings                                         (824)   (1,054)
Exercise of stock options                                         56        --
Repurchase of common stock for treasury                         (242)   (1,080)
Increase in loans receivable to shareholders                      --      (174)
                                                             -------------------
Net cash used in financing activities                           (310)   (2,113)

Net decrease in cash and cash equivalents                       (813)     (262)
Cash and cash equivalents at beginning of period               1,092       857
                                                             -------------------
Cash and cash equivalents at end of period                    $  279    $  595
                                                             ===================

See notes to condensed consolidated financial statements.

                     Zing Technologies, Inc. and Subsidiary


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Comprehensive Income

As of July 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components' however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $(475) and $1,485.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories consist of the following:

                                                 September 30,          June 30,
                                                     1998                 1998
                                                 -------------------------------
                                                          (000's omitted)
Raw materials                                      $2,788                $2,585
Work in process                                     1,803                 1,795
Finished goods                                        797                   808
                                                 -------------------------------
                                                   $5,388                $5,188
                                                 ==============================

                     Zing Technologies, Inc. and Subsidiary

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with and where appropriate, restated to conform to the Statement 128 requirements.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations and other related disclosures as required by Statement 128:

                                                           Three months ended,
                                                              September 30
                                                           1998          1997
                                                        ------------------------
                                                              (000's omitted,
                                                            except share data)
Numerator
Numerator for basic and diluted earnings
    per share - income (loss) available
    to common stockholders                              $      (91)   $      973
                                                        ========================

Denominator
Denominator for basic earnings per share -
    weighted-average shares                              2,421,030     2,598,911
Effect of dilutive securities:
    Warrants                                                    --         1,217
    Options held by Omnirel employees
        exercisable into Zing common shares
                                                                --        26,258
                                                        ------------------------
Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions                                  2,421,030     2,626,386
                                                        ========================

Basic earnings per share                                $     (.04)   $      .37
                                                        ========================

Diluted earnings per share                              $     (.04)   $      .37
                                                        ========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

The following table sets forth the periods indicating the percentage relationship to net sales of certain items from the consolidated statement of operations:

                                                       Percent of Net Sales
                                                Three months ended September 30,
                                                         1998       1997
                                                       ------     ------
Net sales                                               100.0%     100.0%
Cost of goods sold                                       64.1       62.7
Gross profit                                             35.9       37.3
Selling, general and administrative expenses             29.4       32.4
Depreciation and amortization of property
    and equipment and excess of costs
    over assets acquired                                  2.6        2.7
Interest expense                                          4.6        4.8
Interest and other income - net                            .8      (25.8)
Income (loss)  before income taxes                       (1.5)      23.2
Provision for income taxes                                 --        4.0
Net (loss) income                                        (1.5)      19.2

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported a net loss of $91,000 or $(.04) per share (basic and diluted) for the three months ended September 30, 1998. For the quarter ended September 30, 1997, the Company reported income of $973,000 or $.37 (basic and diluted) per share. The reported loss is attributable to realized losses, in the approximate amount of $400,000, from sales of marketable securities in the Company's investment portfolio.

Omnirel sales for the three months ended September 30, 1998 were $5,969,000 as compared to sales of $5,086,000 for the three month period ended September 30, 1997. The increase in sales from period to period is attributable to several factors set forth as follows:

     o Approximately $400,000 of the increase is attributable to a shipment of a new multi-chip power module product to an aircraft equipment manufacturer.

     o Approximately $600,000 of the increase is attributable to a series of ongoing orders for discrete semi-conductor devices to a telecommunication equipment manufacturer.

     o Included in the sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales to General Electric accounted for 25% and 24% of the sales, respectively, in each of the three month periods ended September 30, 1998 and 1997 and, accordingly, accounted for approximately $280,000 of the current period's increase in sales.

     o These increases in revenue were affected by decreases of approximately $390,000 in sales of Omnirel's other product lines. One such line, which is primarily sold through distributors, decreased $270,000 as a result of the distributor's reducing inventory stocking levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


Three months ended September 30, 1998 compared to three months ended September 30, 1998 (continued)

The Omnirel gross profit for the three months ended September 30, 1998 was $2,143,000 as compared to $1,898,000 for the three months ended September 30, 1997. The increase of $245,000 is primarily attributed to the increase in sales volume. The gross profit, expressed as a percentage of sales, was 36% and 37%, respectively, in each of the quarters ending September 30, 1998 and 1997. This decrease in the gross profit percentage is attributed to an increase in overhead costs due to the transition of new products from research and development to the production process.

For the three months ended September 30, 1998 the selling, general and administrative expenses for the Company were $1,754,000 as compared to $1,649,000 for the three months ended September 30, 1997. Omnirel recorded increases in selling expenses and research and development in the current reporting period in the amount of approximately $160,000 and $55,000, respectively. The increase in selling expense is primarily attributable to Omnirel's conversion to a regional direct sales force from a system of sales through independent sales representatives. These increases were offset by a reduction of approximately $88,000 in the Company's professional fees during the current reporting period.

Interest expense increased approximately $27,000 during the current quarter ended September 30, 1998 as compared to the prior comparable quarter of which $12,000 and $15,000 is attributable to Omnirel and the Company, respectively. These increases were attributed to increased borrowings for working capital and equipment purchases (Omnirel) and increases attributable to borrowings by the Company, the proceeds of which were used to finance the investment portfolio.

Interest and other income, net, decreased approximately $1,364,000 resulting in a net expense of $53,000 during the three months ended September 30, 1998 from $1,311,000 of net income during the three months ended September 30, 1997. Interest and other income is primarily comprised of revenues from dividends and interest and from realized gains and losses on sales of securities. Dividend and interest income declined to $361,000, while the Company realized losses on securities of $414,000 in the current reporting period. The Company realized dividend and interest income of $94,000, and realized securities gains of $1,120,000 in the 1997 period. In addition, the Company, since May 1993 had been reporting quarterly income of $150,000 attributable to amortization of a covenant not to compete which emanated from the sale of the net assets of their electronic component distribution business to Arrow Electronics. This covenant terminated in the last reporting quarter of the fiscal year ending June 30, 1998.

As a result of a current operating loss, net operating loss carryforward and non-taxable dividends, there has been no provision for income taxes during the current reporting quarter.

Liquidity and Capital Resources

During the quarter ended September 30, 1998, proceeds from sales of marketable securities along with the proceeds from borrowings were used to repurchase shares of the Company's common stock in the open market at a total cost of $242,000, or approximately $8.39 per share, to reduce bank debt, amounts due to brokers and to acquire equipment. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the acquisition of fixed assets and equipment, and the continued operations of the Company. The Company does not expect that it will be obligated to make any payments under its guaranty of an affiliate's credit facility. Recent volatility in the securities markets has not materially adversely affected the Company's liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


Three months ended September 30, 1998 compared to three months ended September 30, 1998 (continued)

Impact of Year 2000

Computer systems and electronic devices which are based on software programs which process dates with two digits rather than four to define the applicable year may assume that all years occur only in the 20th century. This could cause a system failure or miscalculation causing disruptions of operations controlled by such systems or devices, including, among other things, an inability to process transactions, send invoices, control equipment or engage in similar normal business activities. In the Company's case, its exposure to this potential phenomenon is concentrated principally in the operations of its Omnirel subsidiary.

The following discussion is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software. There can be no guarantee that these assumptions will prove accurate, and accordingly the actual results may materially differ from those anticipated.

Evaluation Efforts

The Company's Omnirel subsidiary is well along in its assessment of all systems that could be significantly affected by the Year 2000 problem, including information technology systems, software and hardware (embedded chips) used in production and manufacturing systems, manufacturing equipment, and HVAC systems. Based on a review of Omnirel's product line, the Company does not believe that the products Omnirel has sold and will continue to sell require remediation to be Year 2000 compliant. Additionally, the Company is gathering information about the Year 2000 compliance efforts of Ominrel's significant suppliers and subcontractors and continues to monitor their compliance.

Readiness and Compliance Plan

Omnirel has separated its Year 2000 compliance efforts into four major segments:
Information Technology (Software and Hardware); Telecommunications Systems; Manufacturing Equipment; and Compliance by Vendors and Customers.

Information Technology

Omnirel upgraded its main business system software in March 1998. As a result those systems are capable of processing transactions with dates beyond December 31, 1999. Omnirel's assessment of its networking software has led it to conclude that upgrades will be needed. The Company plans to upgrade these systems by March 1999.

Omnirel is currently evaluating its secondary software systems used to minimize clerical tasks, a process expected to be completed by March 1999 as well.

Omnirel completed its evaluation of all information technology hardware, other than computer systems used with manufacturing equipment, and determined that most of these systems can be made Year 2000 compliant with minor operating system software modifications. A few hardware systems will require microprocessor board replacement, but the Company does not anticipate that any computer hardware systems will require replacement to become compliant. Omnirel expects to complete all needed upgrade efforts by March 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


Three months ended September 30, 1998 compared to three months ended September 30, 1998 (continued)

Telecommunications Systems

Omnirel's telephone system was replaced in September 1998 and is certified as Year 2000 compliant.

Manufacturing Equipment

The Company is engaged in the evaluation of Omnirel's manufacturing and HVAC equipment, a process it expects to complete by June 1999. To date it has determined that individual units that have integrated computer systems will not accurately process 21st Century dates, and it is working with the relevant equipment manufacturers to assess and, if necessary, upgrade the integrated computer systems. Omnirel's manufacturing equipment does not require date processing for efficient operation, and accordingly the Company does not anticipate an interruption in manufacturing as a result of the advent of the Year 2000.

Compliance by Vendors and Customers

Omnirel is engaged in the process of requesting Year 2000 compliance certificates from its vendors. Most have provided such certification. The Company expects to achieve compliance from all critical suppliers by June 1999.

Beginning in January 1999, Omnirel intends to begin requesting similar compliance certificates from its principal customers, a process that it expects to complete by June 1999. Omnirel cannot ensure that its customers will either be in Year 2000 compliance, or will comply with Omnirel's request for certification. Omnirel may assist its customers, to the extent of its ability, to become Year 2000 compliant if it appears that lack of compliance will adversely affect its customers' ability to continue ordering and paying for Omnirel products.

Cost of Year 2000 Compliance

The Company estimates, based on its evaluations and actions taken to date, that the aggregate cost of achieving Year 2000 compliance will be approximately $100,000. The costs are comprised of internal personnel expenses and outside consulting service costs for evaluation and upgrade of systems, acquisition costs for new equipment and componentry and licensing and purchase fees for new or upgraded software.

Between July and September 1998, the Company expended approximately $10,000 for its Year 2000 compliance efforts.

Contingency Plan

Since the Company believes that Omnirel's information technology systems will be Year 2000 compliant, it has not developed and does not plan on developing a contingency plan for noncompliant information technology systems.

Since Omnirel's manufacturing systems do not require accurate date processing for its operations, the Company plans, in the event of its inability to upgrade such systems, to power down and restart the equipment with a fictitious historical date so that normal operations can continue until compliance is achieved.

PART 2.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

When used in this Form 10-QSB, and in future filings by Zing with the Securities and Exchange Commission, in Zing's press releases and in any oral statements made with the approval of an authorized Zing executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed in under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. Zing wishes to caution readers not to place undo reliance on such "forward-looking statements", which speak only as of the date made. Zing wishes to advise readers that factors listed below could affect Zing's financial performance and could cause Zing's actual results for future periods to differ materially from any opinion or statements expressed with respect to future periods in any current statements.

Zing will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Sales to Significant Customer

Sales of various industrial products to General Electric represented 58%, 24%, and 27% of Omnirel's sales revenues for the fiscal year ended June 30, 1996 (each such fiscal year ended on June 30, a "Fiscal Year"), Fiscal Year 1997 and Fiscal Year 1998, respectively. A single project accounted for approximately 58% of Fiscal Year 1996 sales, 24% of Fiscal Year 1997 sales and 27% of Fiscal Year 1998 sales. Omnirel does not anticipate that sales to such customer will change significantly for Fiscal Year 1999 as compared to Fiscal Year 1998.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits is included herein:

No exhibit is included herein.

The Company did not file any report on Form 8-K during the three months ended September 30, 1998.

                     Zing Technologies, Inc. and SubsidiarY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ZING TECHNOLOGIES, INC.
                                           -------------------------------------
                                           (Registrant)



Date November 9, 1998                      Robert E. Schrader
---------------------                      -------------------------------------
                                           Robert E. Schrader
                                           President and Chief Executive Officer



Date November 9, 1998                      Martin S. Fawer
---------------------                      -------------------------------------
                                           Martin S. Fawer
                                           Treasurer and Chief Financial Officer