Form 10QSB
period 1998-12-31
ZING TECHNOLOGIES INC
filed 1999-02-12
CIK 756055

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1998

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-14328


                             ZING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

NEW YORK                                                              13-2650621
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                  115 Stevens Avenue, Valhalla, New York 10595
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 747-7474
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

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

The number of shares of common stock, $.01 par value, outstanding as of January 31, 1999 was 2,410,523.

                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

     Condensed consolidated balance sheets  - December 31, 1998 and
     June 30, 1998    ............................................................................................3

     Condensed consolidated statements of income - three month
     and six month periods ended December 31, 1998 and 1997                .......................................4

     Condensed consolidated statements of cash flows - six months ended
     December 31, 1998 and 1997...................................................................................5

     Notes to condensed consolidated financial statements - December 31, 1998.....................................6

Item 2.       Managements Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................................8


PART II.      OTHER INFORMATION

Item 5.       Other Information..................................................................................13

Item 6.       Exhibits and Reports on Form 8-K...................................................................16

Signatures.......................................................................................................17

PART 1. FINANCIAL INFORMATION

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  December          June 30,
                                                                                                   31,1998            1998
                                                                                              -----------------------------------
                                                                                                 (Unaudited)         (Note)
                                                                                               (000s omitted, except share data)
                                                                                              -----------------------------------
Assets
Current assets
     Cash and cash equivalents                                                                      $       669        $    1,092
     Marketable securities                                                                               20,064            19,462
     Accounts receivable, less allowances of $84 and $72, respectively                                    3,205             2,451
     Inventories                                                                                          5,706             5,188
     Prepaid expenses                                                                                       132               192
     Other current assets                                                                                   475               511
                                                                                              ----------------- -----------------
Total current assets                                                                                     30,251            28,896
Property, plant and equipment                                                                            12,515            11,657
Less accumulated depreciation and amortization                                                            6,864             6,417
                                                                                              ----------------- -----------------
                                                                                                          5,651             5,240
Deferred income taxes, net of valuation allowance                                                           771               771
Excess of cost over assets acquired, net of amortization of $1,402 and $1,325, respectively               1,133             1,210
Other assets                                                                                                 55                54
                                                                                              ----------------- -----------------
Total assets                                                                                            $37,861           $36,171
                                                                                              ================= =================

Liabilities and stockholders' equity
Current liabilities
     Accounts payable                                                                                   $ 1,895           $ 1,418
     Accrued expenses and taxes payable                                                                   1,091               719
     Accrued compensation expense                                                                           678               811
     Loan payable - bank                                                                                  7,700             7,700
     Due to broker                                                                                        3,291             2,993
     Current portion of long-term obligations                                                               580               502
                                                                                              ----------------- -----------------
Total current liabilities                                                                                15,235            14,143
Long-term obligations, less current portion                                                               3,070             3,013
Stockholders' equity
     Common stock, par value $.01 per share; authorized 12,000,000 shares; issued
        3,082,006 shares as of December 31, 1998 and 3,058,037 shares as of June 30, 1998                    30                30
     Additional paid-in capital                                                                          15,295            15,113
     Note receivable from stockholders                                                                     (383)             (383)
     Accumulated other comprehensive loss                                                                   (32)             (654)
     Retained earnings                                                                                    9,622             9,438
     Less treasury shares at cost (671,483 shares at December 31, 1998, and 615,638 shares
        at June 30, 1998)                                                                                (4,976)           (4,529)
                                                                                              ----------------- -----------------
Total stockholders' equity                                                                               19,556            19,015
Total liabilities and stockholders' equity                                                              $37,861           $36,171
                                                                                              ================= =================

Note: The condensed consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                           Three months ended,                        Six months ended,
                                                               December 31                               December 31
                                                         1998               1997                   1998               1997
                                                   ----------------- ------------------      ----------------- ------------------
                                                                         (000s omitted, except share data)
Net sales                                                 $    6,276         $    5,353             $   12,244         $   10,439
Cost of goods sold                                             4,001              3,363                  7,827              6,551
                                                   ----------------- ------------------      ----------------- ------------------
Gross profit                                                   2,275              1,990                  4,417              3,888

Selling, general and administrative                            1,985              1,740                  3,738              3,390
expenses
Depreciation and amortization of property,                       147                147                    302                283
plant and equipment
Interest expense                                                 269                260                    541                505
Interest and other income  net                                  (481)              (497)                  (428)            (1,808)
                                                   ----------------- ------------------      ----------------- ------------------
Income before income taxes                                       355                340                    264              1,518
Provision for income taxes                                        80                 65                     80                270
                                                   ----------------- ------------------      ----------------- ------------------
Net income                                                $      275         $      275             $      184         $    1,248
                                                   ================= ==================      ================= ==================

Net income per common share - basic                       $      .11         $      .11             $      .08         $      .48
                                                   ================= ==================      ================= ==================

Net income per common share - diluted                     $      .11         $      .11             $      .08         $      .48
                                                   ================= ==================      ================= ==================

Average number of outstanding shares - basic               2,398,257          2,547,873              2,397,985          2,573,392
                                                   ================= ==================      ================= ==================
Average number of outstanding shares - diluted             2,408,342          2,566,071              2,408,961          2,593,256
                                                   ================= ==================      ================= ==================


See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Six months ended
                                                                                                    December 31
                                                                                              1998               1997
                                                                                       --------------------------------------
                                                                                                  (000s omitted)
Operating activities
Net income                                                                                  $  264             $ 1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                  548                 500
Amortization of non-compete agreement                                                            -                (300)
Changes in operating assets and liabilities:
Accounts receivable                                                                           (754)               (203)
Inventories                                                                                   (518)               (203)
Prepaid expenses and other current assets                                                       96                 147
Accounts payable and accrued expenses                                                          636                 (71)
Other - net                                                                                     (1)                 28
                                                                                       -------------------------------
Net cash provided by operating activities                                                      271               1,146

Investing activities

Purchases of property and equipment                                                           (883)               (565)
Net sales of marketable securities                                                              20               1,331
                                                                                       -------------------------------
Net cash (used in) provided by investing activities                                           (863)                766

Financing activities

Proceeds from borrowings                                                                     1,390                 495
Reduction of borrowings                                                                       (956)             (1,042)
Exercise of stock options                                                                      182                   2
Repurchase of common stock for treasury                                                       (447)             (1,274)
Increase in loans receivable from stockholders                                                   -                (174)
                                                                                       -------------------------------
Net cash provided by (used in) financing activities                                            169              (1,993)

Net decrease in cash and cash equivalents                                                     (423)                (81)
Cash and cash equivalents at beginning of period                                             1,092                 857
                                                                                       -------------------------------
Cash and cash equivalents at end of period                                                  $  669             $   776
                                                                                       ===============================

See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                December 31, 1998


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Comprehensive Income

As of July 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income (loss) for the three months ended December 31, 1998 and 1997 amounted to $1,281 and $(1,028), respectively. Total comprehensive income (loss) for the six months ended December 31, 1998 and 1997 amounted to $806 and $457, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                 December 31,           June 30,
                                     1998                 1998
                              ------------------- ---------------------
                                           (000s omitted)

Raw materials                       $  2,894             $  2,585
Work in process                        1,870                1,795
Finished goods                           942                  808
                              --------------        -------------
                                    $  5,706             $  5,188
                              ==============        =============

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


Earnings Per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted per share computations and other related disclosures as required by Financial Accounting Standards Board Statement 128.

                                                        Three months ended                  Six months ended
                                                            December 31                        December 31
                                                       1998             1997              1998             1997
                                                   ----------------------------------------------------------------
                                                                 (000s omitted, except share data)
Numerator
Numerator for basic and diluted
          earnings per share  income
          available to common stockholders         $      275        $      275        $      184        $    1,248
                                                   ==========        ==========        ==========        ==========

Denominator
Denominator for basic earnings per
          share  weighted-average shares            2,398,257         2,547,873         2,397,985         2,573,392
Effect of dilutive securities
Warrants                                                    -             1,200                 -             1,200
Options held by Omnirel employees
          exercisable into Zing common shares          10,085            16,998            10,976            18,664
                                                   ----------        ----------        ----------        ----------

Denominator for diluted earnings per
          share  adjusted weighted-average
          shares and assumed conversions            2,408,342         2,566,071         2,408,961         2,593,256
                                                   ==========        ==========        ==========        ==========


Basic earnings per share                           $      .11        $      .11        $      .08        $      .48
                                                   ==========        ==========        ==========        ==========

Diluted earnings per share                         $      .11        $      .11        $      .08        $      .48
                                                   ==========        ==========        ==========        ==========

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following table sets forth the periods indicating the percentage relationship to net sales of certain items from the consolidated statement of operations:

                                                                                Percent of Net Sales
                                                               Three months ended                    Six months ended
                                                                   December 31,                         December 31,
                                                             1998               1997              1998                1997
                                                            ----------------------------------------------------------------
Net sales                                                   100.0%             100.00%           100.0%              100.00%
Cost of goods sold                                           63.75              62.83             63.92               62.76
Gross profit                                                 36.25              37.17             36.08               37.24
Selling, general and administrative expenses                 31.63              32.50             30.53               32.47
Depreciation and amortization of property                     2.34               2.74              2.46                2.71
and equipment and excess of costs over
assets acquired

Interest expense                                              4.28               4.85              4.42                4.84
Interest and other income  net                               (7.66)             (9.28)            (3.49)             (17.32)
Income before income taxes                                    5.66               6.36              2.16               14.54
Provision for income taxes                                    1.27               1.22               .65                2.59
Net income                                                    4.39               5.14              1.51               11.95


Three months ended December 31, 1998 compared to three months ended December 31,
--------------------------------------------------------------------------------
1997
----

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $275,000 or $.11 per share (basic and diluted) for the three months ended December 31, 1998. For the quarter ended December 31, 1997, the Company also reported income of $275,000 or $.11 per share (basic and diluted).

Sales of Omnirel increased 17% to $6,276,000 for the three months ended December 31, 1998 as compared to $5,353,000 for the three months ended December 31, 1997. The increase in sales from period to period is primarily attributable to the delivery of custom power modules to a medical equipment manufacturer of implantable heart defibrillators. Included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales of this product represented 25% and 31% of Omnirel sales, respectively, in each of the three month periods ended December 31, 1998 and 1997.

The Omnirel gross profit, expressed as a percentage of sales, was 36% and 37%, respectively, in each of the quarters ended December 31, 1998 and 1997. This decrease in gross profit percentage is attributable to several factors set forth as follows:

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Three months ended December 31, 1998 compared to three months ended December 31,
--------------------------------------------------------------------------------
1997 (continued)
----------------

     o There was a 7% increase in the average pay rate for direct labor primarily caused by the diminishing rate of unemployment in the skilled manufacturing labor pool.

     o As a result of the product mix manufactured during the current reporting period, there was a heavier concentration of material cost contributing to a decrease in the gross profit percentage of approximately 1%.

     o The labor and material increases were offset by a decrease in manufacturing overhead of one half of one percent primarily attributable to the increase in sales volume.

For the three months ended December 31, 1998, selling, general and administrative expenses were $1,985,000, an increase of approximately $245,000 over the prior reporting period. This increase is substantially attributable to Omnirel's conversion to a regional direct sales force from sales through independent sales representatives.

Interest and other income, net, for the three months ended December 31, 1998 and 1997 was $481,000 and $497,000, respectively. Interest and other income is primarily comprised of revenues from dividends and interest, and from realized gains and losses on sales of securities. Dividend and interest income increased by approximately $134,000 during the current period compared to the prior comparable reporting period. In addition, the Company, since May 1993 had been reporting quarterly income of $150,000 attributable to amortization of a covenant not to compete which emanated from the sale of the net assets of its electronic component distribution business to Arrow Electronics. This covenant terminated in the last reporting quarter of the fiscal year ended June 30, 1998.

The difference between the effective tax rate and the federal tax rate of 34% from period to period is primarily due to non-taxable dividends included in other income and state taxes.

Six months ended December 31, 1998 compared to six months ended December 31,
----------------------------------------------------------------------------
1997
----

The Company reported net income of $184,000 or $.08 per share (basic and diluted) for the six months ended December 31, 1998. For the six months ended December 31, 1997, the Company reported net income of $1,248,000 or $.48 per share (basic and diluted).

Sales at Omnirel increased $1,805,000 to $12,244,000 for the six months ended December 31, 1998 as compared to sales of $10,439,000 for the six months ended December 31, 1997. This increase in sales from period to period is attributable to the following factors:

     o Approximately $925,000 is attributable to shipments of custom power modules to a medical equipment manufacturer.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Six months ended December 31, 1998 compared to six months ended December 31,
----------------------------------------------------------------------------
1997 (continued)
----------------

     o Included in the sales is revenue generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales to General Electric accounted for 25% and 28% of the sales, respectively, in each of the six month periods ended December 31, 1998 and 1997 and, accordingly, accounted for approximately $220,000 of the sales increases for the six month period ended December 31, 1998.

Gross profit increased approximately $530,000 to $4,417,000 for the six months ending December 31, 1998 as compared to $3,888,000 for the six months ending December 1, 1997. Expressed as a percentage of sales, the gross profit decreased 1% to 36% for the six months ended December 31, 1998. This decrease in gross profit from period to period is primarily attributable to the following factors:

     o Custom power hybrids and custom power modules contain a heavier concentration of material cost. This revenue generating product group increased 50% in the six month period ended December 31, 1998, thereby increasing material cost by 1% for such period as compared to the prior comparable reporting quarter.

     o Omnirel commenced production and process control of its new Cermod and motion control product lines. The increase in manufacturing overhead in those manufacturing start up expenses were approximately $350,000 which also contributed to the lower gross profit margin.

For the six months ended December 31, 1998, the selling, general and administrative expenses increased approximately $348,000 from the prior comparable reporting period to $3,738,000. Approximately $385,000 of the Omnirel total increase of $440,000 were expenses relating to the termination of Omnirel's independent sales representatives during the latter part of the fiscal year ended June 30, 1998. Pursuant to the terminated agency agreements, Omnirel was obligated to pay commissions on revenues generated in each of the geographical areas covered by such agreements for a period of 180 days beyond the termination date. During the recently ended six month reporting period, Omnirel converted to a direct sales force, hiring regional sales managers and augmenting the sales staff at its manufacturing facility. The Omnirel total expenses were offset by decreases of parent company expenses of approximately $92,000 relating to savings in salaries, legal and professional expenses, and financing costs.

Interest and other income, net, decreased approximately $1,380,000 from $1,808,000 for the six months ended December 31, 1997 to $428,000 for the six months ended December 31, 1998. The Company realized losses on the sales of securities of approximately $247,000 during the recently ended six month reporting period compared to realized gains on sales of securities of approximately $777,000 during the six months ended December 31, 1997, accounting for approximately $1,024,000 of the decline in income during the recently ended six month period. The Company had been reporting quarterly income of $150,000 attributable to the amortization of a covenant not to compete (which terminated in the last reporting quarter of the fiscal year ending June 30, 1998) which accounts for a decrease of $300,000 in other income from the six months ended December 31, 1997.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Six months ended December 31, 1998 compared to six months ended December 31,
----------------------------------------------------------------------------
1997 (continued)
----------------

Interest expense increased approximately $36,000 during the six months ending December 31, 1998 as compared to the prior comparable reporting period which increase is primarily attributable to Omnirel's borrowing for working capital and equipment purchases.

The difference between the effective tax rate and the federal tax rate of 34% from period to period is primarily due to non-taxable dividends included in other income and state taxes.

Liquidity and Capital Resources

During the six months ended December 31, 1998, the Company generated cash from operations, from borrowings at Omnirel and from cash reserves. Cash was used to acquire marketable securities and purchase property and equipment. In addition, the Company repurchased, during the six months ended December 31, 1998, 55,845 shares of its common stock both in the open market and from former Omnirel employees at an acquisition cost of approximately $8.00 per share. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the continued operations of the Company.

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

Evaluation Efforts

The Company's Omnirel subsidiary is well along in its assessment of all systems that could be significantly affected by the Year 2000 problem, including information technology systems, software and hardware (embedded chips) used in production and manufacturing systems, manufacturing equipment, and HVAC systems. Based on a review of Omnirel's product line, the Company does not believe that the products Omnirel has sold and will continue to sell will require remediation to be Year 2000 compliant. Additionally, the Company is gathering information about the Year 2000 compliance efforts of Omnirel's significant suppliers and subcontractors and continues to monitor their compliance.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Readiness and Compliance Plan

Omnirel has separated its Year 2000 compliance efforts into four major segments:
Information Technology (Software and Hardware); Telecommunications Systems; Manufacturing Equipment; and Compliance by Vendors and Customers.

Information Technology

Omnirel upgraded its main business system software in March 1998, and upgraded its networking software in December 1998. As a result, those systems are capable of processing transactions with dates beyond December 31, 1999.

Omnirel is currently evaluating its secondary software systems used to minimize clerical tasks, a process expected to be completed by March 1999.

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

Manufacturing Equipment

The Company is engaged in the evaluation of Omnirel's manufacturing and HVAC equipment, a process it expects to complete by June 1999. To date, Omnirel has determined that individual units that have integrated computer systems will not accurately process 21st Century dates, and Omnirel is working with the relevant equipment manufacturers to assess and, if necessary, upgrade the integrated computer systems. Omnirel's manufacturing equipment does not require date processing for efficient operation, and accordingly the Company does not anticipate an interruption in manufacturing as a result of the advent of the Year 2000.

Compliance by Vendors and Customers

Omnirel is engaged in the process of requesting Year 2000 compliance certificates from its vendors. Most have provided such certification. The Company expects to achieve compliance from all critical suppliers by June 1999.

In January 1999, Omnirel commenced requesting similar compliance certificates from its principal customers, a process that it expects to complete by June 1999. Omnirel cannot ensure that its customers will either be in Year 2000 compliance, or will comply with Omnirel's request for certification. Omnirel may assist its customers, to the extent of its ability, to become Year 2000 compliant if it appears that lack

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

of compliance will adversely affect Omnirel's customers ability to continue ordering and paying for Omnirel products.

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

Between October and December 1998, the Company expended approximately $12,000 for its Year 2000 compliance efforts ($22,000 has been spent during the current fiscal year to date).

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


PART 2.  OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

When used in this Form 10-QSB, and in future filings by Zing with the Securities and Exchange Commission, in Zing's press releases and in any oral statements made with the approval of an authorized Zing executive officer, the words or phrases will likely result, are expected to, will continue, is anticipated, estimate, project, or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed in Item 2 above, and those discussed below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. Zing wishes to caution readers not to place undo reliance on such forward-looking statements, which speak only as of the date made. Zing wishes to advise readers that factors listed below could affect Zings financial performance and could cause Zings actual results for future periods to differ materially from any opinion or statements expressed with respect to future periods in any current statements.

Zing will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



ITEM 5.  OTHER INFORMATION (CONTINUED)

Sales to Significant Customer

Sales of various industrial products to General Electric represented 58%, 24% and 27% of Omnirel's sales revenues for the Fiscal Year ended June 30, 1996 (each such fiscal year ended on June 30, a "Fiscal Year"), Fiscal Year 1997 and Fiscal Year 1998, respectively. A single project accounted for approximately 58% of Fiscal Year 1996 sales, 24% of Fiscal Year 1997 sales and 27% of Fiscal Year 1998 sales. Omnirel does not anticipate that sales to such customer will change significantly for Fiscal Year 1999 as compared to Fiscal Year 1998.

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

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



ITEM 5.  OTHER INFORMATION (CONTINUED)

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

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



ITEM 5.  OTHER INFORMATION (CONTINUED)

Investment Portfolio

Consistent with the limitations imposed by the Board of Directors, Zing has invested in common stock of large capitalization issuers in the field of electronic equipment manufacturing and/or semiconductor manufacturing or distribution, and in preferred stock. Like any other investor, Zing is subject to fluctuations in the trading prices and values of Zings investments and general stock market conditions as a result of numerous factors outside the control of Zing. These fluctuations and stock market conditions could materially and adversely affect Zing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

No exhibit is included herein.

The Company did not file any report on Form 8-K during the six months ended December 31, 1998.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ZING TECHNOLOGIES, INC.
                                                (Registrant)



Date  February 12, 1999                   Robert E. Schrader
      -----------------                   --------------------------------------
                                          Robert E. Schrader
                                          President and Chief Executive Officer



Date  February 12 , 1999                  Martin S. Fawer
      ------------------                  --------------------------------------
                                          Martin S. Fawer
                                          Treasurer and Chief Financial Officer