Form 10QSB
period 1999-03-31
ZING TECHNOLOGIES INC
filed 1999-05-12
CIK 756055

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 1999

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

The number of shares of common stock, $.01 par value, outstanding as of April 30, 1999 was 2,410,523

================================================================================
                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - March 31, 1999 and
        June 30, 1998..........................................................3

        Condensed consolidated statements of income - three month
        and nine month periods ended March 31, 1999 and 1998...................4

        Condensed consolidated statements of cash flows - nine months ended
        March 31, 1999 and 1998................................................5

        Notes to condensed consolidated financial statements - March 31, 1999..6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................8


PART II. OTHER INFORMATION

Item 5. Other Information.....................................................14

Item 6. Exhibits and Reports on Form 8-K..................................... 17

        Signatures............................................................18

PART I. FINANCIAL INFORMATION

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,              June 30,
                                                                                           1999                   1998
                                                                                       ----------------------------------
                                                                                        (Unaudited)              (Note)
                                                                                       (000's omitted, except share data)
                                                                                       ----------------------------------
    Assets
    Current assets
      Cash and cash equivalents                                                             $   535            $ 1,092
      Marketable securities                                                                  20,487             19,462
      Accounts receivable, less allowances of $90 and $72, respectively                       3,387              2,451
      Inventories                                                                             5,247              5,188
      Prepaid expenses                                                                          102                192
      Other current assets                                                                      509                511
                                                                                            -------            -------
    Total current assets                                                                     30,267             28,896
    Property, plant and equipment                                                            12,873             11,657
    Less accumulated depreciation and amortization                                            7,090              6,417
                                                                                            -------            -------
                                                                                              5,783              5,240
    Deferred income taxes, net of valuation allowance                                           771                771
    Excess of cost over assets acquired, net of amortization of $1,440
      and $1,325, respectively                                                                1,095              1,210
    Other assets                                                                                 55                 54
                                                                                            -------            -------
    Total assets                                                                            $37,971            $36,171
                                                                                            =======            =======

    Liabilities and stockholders' equity
    Current liabilities
      Accounts payable                                                                      $ 1,480            $ 1,418
      Accrued expenses and taxes payable                                                        989                719
      Accrued compensation expense                                                              812                811
      Loan payable - bank                                                                     8,000              7,700
      Due to broker                                                                           3,437              2,993
      Current portion of long-term obligations                                                  580                502
                                                                                            -------            -------
    Total current liabilities                                                                15,298             14,143
    Long-term obligations, less current portion                                               2,920              3,013
    Stockholders' equity
       Common stock, par value $.01 per share; authorized 12,000,000 shares;
           issued 3,082,006 shares as of March 31, 1999 and 3,058,037
           shares as of June 30, 1998                                                            30                 30
       Additional paid-in capital                                                            15,295             15,113
       Note receivable from stockholders                                                       (383)              (383)
       Accumulated other comprehensive loss                                                  (1,052)              (654)
       Retained earnings                                                                     10,839              9,438
       Less treasury shares at cost (671,483 shares at March 31, 1999, and 615,638
       shares at June 30, 1998)                                                              (4,976)            (4,529)
                                                                                            -------            -------
Total stockholders' equity                                                                   19,753             19,015
                                                                                            -------            -------
Total liabilities and stockholders' equity                                                  $37,971            $36,171
                                                                                            =======            =======

Note: The condensed consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                           Three months ended,                        Nine months ended,
                                                                 March 31                                  March 31
                                                         1999               1998                   1999              1998
                                                   ----------------- ------------------      ----------------- ------------------
                                                                         (000's omitted, except share data)
  Net sales                                                 $  6,409            $ 5,358                $18,653            $15,797
  Cost of goods sold                                           4,077              3,302                 11,904              9,854
                                                   ----------------- ------------------      ----------------- ------------------
  Gross profit                                                 2,332              2,056                  6,749              5,943

  Selling, general and administrative
    expenses                                                   1,610              1,300                  4,482              3,879
  Research and development of product and
    process technology                                           468                524                  1,334              1,334
  Depreciation and amortization of property,
    plant and equipment                                          139                139                    441                422
  Interest expense                                               260                261                    801                766
  Interest and other income - net                             (1,478)              (493)                (1,905)            (2,300)
                                                   ----------------- ------------------      ----------------- ------------------
  Income before income taxes                                   1,333                325                  1,596              1,842
  Provision for income taxes                                     115                  -                    195                270
                                                   ----------------- ------------------      ----------------- ------------------
  Net income                                                $  1,218            $   325                $ 1,401            $ 1,572
                                                   ================= ==================      ================= ==================

  Net income per common share - basic                       $   0.51            $  0.13                $  0.58            $  0.62
                                                   ================= ==================      ================= ==================

  Net income per common share - diluted                     $   0.50            $  0.13                $  0.58            $  0.61
                                                   ================= ==================      ================= ==================

  Average number of outstanding shares -
    basic                                                  2,410,523          2,505,211              2,416,338          2,550,665
                                                   ================= ==================      ================= ==================

  Average number of outstanding shares -
    diluted                                                2,418,700          2,518,764              2,428,355          2,568,050
                                                   ================= ==================      ================= ==================


See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   Nine months ended,
                                                                                                        March 31
                                                                                                1999                1998
                                                                                         ------------------- ------------------
                                                                                                     (000's omitted)
                                                                                         --------------------------------------
Operating activities
Net income                                                                                           $ 1,401            $ 1,572
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                     821                629
       Amortization of non-compete agreement                                                               -               (450)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                           (936)            (2,005)
          Inventories                                                                                    (59)              (203)
          Prepaid expenses and other current assets                                                       92                389
              Accounts payable and accrued expenses                                                      333                815
              Other - net                                                                                 (1)                28
                                                                                         --------------------------------------
Net cash provided by operating activities                                                              1,651                775

Investing activities
Purchases of property and equipment                                                                   (1,249)              (689)
Net sales (purchases) of marketable securities                                                        (1,423)               982
                                                                                         --------------------------------------
Net cash (used in) provided by investing activities                                                   (2,672)               293
Financing activities
Proceeds from borrowings                                                                               1,835                794
Reduction of borrowings                                                                               (1,106)              (685)
Exercise of stock options                                                                                182                  2
Repurchase of common stock for treasury                                                                 (447)            (1,644)
Increase in loans receivable from stockholders                                                             -               (174)
                                                                                         --------------------------------------
Net cash provided by financing activities                                                                464             (1,707)

Net decrease in cash and cash equivalents                                                               (557)              (639)
Cash and cash equivalents at beginning of period                                                       1,092                857
                                                                                         --------------------------------------
Cash and cash equivalents at end of period                                                           $   535            $   218
                                                                                         ======================================

            See notes to condensed consolidated financial statements.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 amounted to $(1,020) and $603, respectively. Total comprehensive income
(loss) for the nine months ended March 31, 1999 and 1998 amounted to $(398) and $(188), respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                     March 31,            June 30,
                                       1999                 1998
                                ------------------- ---------------------
                                             (000's omitted)

Raw materials                                $2,152                $2,585
Work in process                               2,139                 1,795
Finished goods                                  956                   808
                                ------------------- ---------------------
                                             $5,247                $5,188
                                =================== =====================

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

Earnings per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted per share computations and other related disclosures as required by Statement 128.


                                                            Three months ended                        Nine months ended
                                                                 March 31                                  March 31
                                                         1999               1998                   1999              1998
                                                   ----------------- ------------------      ----------------- -----------------
                                                                         (000's omitted, except share data)
   Numerator
    Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                      $1,218            $   325               $  1,401             $1,572
                                                   ================= ==================      ================= ==================
   Denominator
    Denominator for basic earnings per share
     - weighted-average shares                             2,410,523          2,505,211              2,416,338          2,550,665
    Effect of dilutive securities
     Options held by Omnirel employees
       exercisable into Zing common shares
                                                               8,177             13,553                 12,017             17,385
                                                   ----------------- ------------------      ----------------- ------------------
    Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                        2,418,700          2,518,764              2,428,355          2,568,050
                                                   ================= ==================      ================= ==================

   Basic earnings per share                                    $0.51              $0.13                  $0.58              $0.62

   Diluted earnings per share                                  $0.50              $0.13                  $0.58              $0.61
                                                   ================= ==================      ================= ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following table sets forth the periods indicating the percentage relationship to net sales of certain items from the consolidated statement of operations:


                                                                         Percent of Net Sales
                                                   Three months ended March 31            Nine months ended March 31
                                                    1999                1998                1999               1998
                                             ------------------- ------------------- ------------------ -------------------
    Net sales                                        100.00%             100.00%            100.00%             100.00%
    Cost of goods sold                                63.61               61.63              63.82               62.38
    Gross profit                                      36.39               38.37              36.18               37.62
    Selling, general and administrative
      expenses                                        25.13               24.27              24.03               24.56
    Research and development of product and
      process technology                               7.30                9.78               7.15                8.44
    Depreciation and amortization of property
      and equipment and excess of costs over
      assets acquired                                  2.17                2.59               2.36                2.67
    Interest expense                                   4.06                4.87               4.29                4.85
    Interest and other income - net                  (23.06)              (9.20)            (10.21)             (14.56)
    Income before income taxes                        20.79                6.06               8.56               11.66
    Provision for income taxes                         1.79                   -               1.05                1.71
    Net income                                        19.00                6.06               7.51                9.95


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $1,218,000 or $.51 per share ($.50 diluted) for the three months ended March 31, 1999. For the quarter ended March 31, 1998, the Company reported income of $325,000 or $.13 per share (basic and diluted).

Sales of Omnirel increased 20% to $6,409,000 for the three months ended March 31, 1999 as compared to $5,358,000 for the three months ended March 31, 1998. The net increase in sales from period to period is primarily attributable to the delivery of discrete power semi-conductor devices to a manufacturer of undersea telecommunication cable systems. Also included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales of this product represented 21% and 27% of Omnirel sales, respectively, in each of the three month periods ended March 31, 1999 and 1998.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 (continued)

The Omnirel gross profit, expressed as a percentage of sales, was approximately 36% and 38%, respectively, in each of the quarters ended March 31, 1999 and 1998. The decrease of 2% is attributable to several offsetting factors as follows:

         o Material costs increased approximately one-half percent, expressed as a percentage of sales, essentially due to the product mix and declining selling prices caused by decreasing demands in the power semi-conductor sector for the industry and thereby resulting in competitive pricing pressures.

         o Manufacturing overhead accounted for a substantial part of the increase as a result of additional manpower costs, depreciation (new equipment) and other transitional costs related to the introduction of new products into the manufacturing process.

Selling, general and administrative expenses increased $310,000 to $1,610,000 for the three month period ended March 31, 1999 as compared to a total of $1,300,000 for the three month period ended March 31, 1998. The increase was attributable to an increase of $73,000 in salaries and commissions related to Omnirel's conversion to a regional sales force from sales through independent sales representatives and an increase in the Company's management incentive plan of $186,000.

In the three month period ending March 31, 1999 the Company began to state separately research and development costs previously included in selling, general and administrative expenses. The amounts expended for such costs were $468,000 in three months ended March 31, 1999 and $524,000 in three month period ended March 31, 1998, a decrease of $56,000 representing new product development costs for power modules in the 1998 period. Amounts for 1998 have been restated to conform to the 1999 presentation.

Interest and other income, net, for the three months ended March 31, 1999 and 1998 was $1,478,000 and $493,000, respectively. Interest and other income is primarily comprised of dividends, interest and realized gains and losses on sales of securities. Realized gains and losses increased approximately $1,256,000 during the current period compared to the prior reporting period. In addition, the Company, since May 1993 had been reporting quarterly income of $150,000 attributable to amortization of a covenant not to compete from the sale of the net assets of its electronic component distribution business to Arrow Electronics. This covenant terminated in the last reporting quarter of the fiscal year ended June 30, 1998.

For the fiscal quarter ending March 31, 1999, the Company recorded a provision for income taxes largely because the increase in earnings for the quarter exceeded expected offsets based on earnings in the 1998 period. The difference between the effective tax rate and the federal tax rate of 34% is primarily due to non-taxable dividends included in other income, tax credits and state taxes.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

The Company reported net income of $1,401,000 or $.58 per share (basic and diluted) for the nine months ended March 31, 1999. For the nine months ended December 31, 1998, the Company reported net income of $1,572,000 or $.62 per share ($.61 diluted).

Sales at Omnirel increased $2,856,000 to $18,653,000 for the nine months ended March 31, 1999 as compared to $15,797,000 for the nine months ended March 31, 1998. This increase in sales from period to period is attributable to the following factors:

      o Approximately $1,543,000 is attributable to shipments of discrete power semi-conductor devices to a manufacturer of undersea telecommunication cable systems.

      o Approximately $977,000 is attributable to shipments of custom power hybrids and power modules to a medical equipment manufacturer.

      o Approximately $100,000 of the sales increase was generated by the continued fulfillment of a series of orders placed by General Electric (a significant customer) for multi-chip power modules containing power hybrid components. General Electric accounted for 24% and 27% of the sales, respectively, in each of the nine month periods ended March 31, 1999 and 1998.

Gross profit on the higher sales volume increased approximately $806,000 to $6,749,000 for the nine months ending March 31, 1999 as compared to $5,943,000 for the nine months ending March 31, 1998. Gross profit margin, however, decreased approximately 1.5% to 36% from 37.5%. This decrease in gross profit margin is a result of the following factors:

      o Cost of materials increased 1% percentage of sales in accordance with Omnirel's ongoing policy of providing for inventory reserves resulting from changes in technology and technology processing. The percentage increase was offset by favorable variances resulting from product mix.

      o The Company has invested in manpower and equipment during the nine months ended March 31, 1999 to improve existing production technology and in expanding production capacity for new products. Of the total increase in overhead of $708,000, $430,000 was attributable to personnel costs and equipment depreciation, and $265,000 to plant expansion for new products.

For the nine months ended March 31, 1999, the selling, general and administrative expenses increased approximately $603,000 from the prior reporting period to $4,482,000. Approximately $521,000 of the increase were expenses of Omnirel relating to the conversion to a direct sales force, hiring regional sales managers and augmenting the sales staff at its manufacturing facility, compared to the use of independent

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998 (continued)


sales representatives. The balance of the increase was attributable to the Company management incentive plan.

Research and development costs stated separately in the 1999 period, and restated for the 1998 period for consistent presentation, amounted to $1,334,000 in both fiscal periods and represented 7.2% and 8.4% of sales for the respective periods.

Interest and other income-net decreased approximately $395,000 from $2,300,000 for the nine months ended March 31, 1998 to $1,905,000 for the nine months ended March 31, 1999, due principally to the termination of the Arrow Electronics covenant not to complete.

Interest expense increased approximately $35,000 during the nine months ending March 31, 1999 as compared to the prior comparable reporting period which is primarily attributable to Omnirel borrowing for working capital and equipment purchases.

The difference between the effective tax rate and the federal tax rate of 34% from period to period is primarily due to non-taxable dividends included in other income, tax credits and state taxes.

Liquidity and Capital Resources

During the nine months ended March 31, 1999, the Company generated cash from operations and from borrowings at Omnirel. Cash was used to acquire marketable securities and purchase property and equipment. In addition, the Company repurchased, during the nine months ended March 31, 1999, 55,845 shares of its common stock both in the open market and from former employees at an acquisition cost of approximately $8.00 per share. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the continued operations of the Company.

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

Readiness and Compliance Plan

Omnirel has separated its Year 2000 compliance efforts into four major segments:
Information Technology (Software and Hardware): Telecommunications Systems; Manufacturing Equipment; and Compliance by Vendors and Customers.

Information Technology

Omnirel upgraded its main business system software in March 1998, and upgraded its networking software in December 1998. As a result, those systems are capable of processing transactions with dates beyond December 31, 1999.

Omnirel uses secondary software programs to minimize clerical tasks. Omnirel has determined that some of these programs will not process transactions after December 31, 1999. Omnirel has selected replacement software programs and will perform an upgrade by September 1999.

Omnirel completed its evaluation of all information technology hardware, other than computer systems used with manufacturing equipment, and determined that most of these systems can be made Year 2000 compliant with minor operating system software modifications. A few hardware systems will require microprocessor board replacement, but the Company does not anticipate that any computer hardware systems will require replacement to become compliant. Omnirel expects to complete all needed upgrade efforts by September 1999.

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

Compliance by Vendors and Customers

Omnirel is engaged in the process of requesting Year 2000 compliance certificates from its vendors. Most have provided such certification. The Company has received favorable responses from the majority of its vendors and is in the process of sending a second request to vendors who did not reply and expects this process to be complete by June 1999.

Beginning in May 1999, Omnirel intends to begin requesting similar compliance certificates from its principal customers, a process that it expects to complete by September 1999. Omnirel cannot ensure that its customers will either be in Year 2000 compliance, or will comply with Omnirel's request for certification. Omnirel may assist its customers, to the extent of its ability, to become Year 2000 compliant if it appears that lack of compliance will adversely affect its customers' ability to continue ordering and paying for Omnirel products.

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

Between January and March 1999, the Company expended approximately $5,000 for its Year 2000 compliance efforts ($27,000 has been spent year to date).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       The following exhibits is included herein:

         No exhibit is included herein.

       The Company did not file any report on Form 8-K during the nine months ended March 31, 1999.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ZING TECHNOLOGIES, INC.
                                                       (Registrant)


Date   May 12, 1999                              /s/ Robert E. Schrader
                                           -------------------------------------
                                                   Robert E. Schrader
                                           President and Chief Executive Officer


Date   May 12, 1999                               /s/ Martin S. Fawer
                                           -------------------------------------
                                                    Martin S. Fawer
                                           Treasurer and Chief Financial Officer