Form 10KSB
period 1999-06-30
ZING TECHNOLOGIES INC
filed 1999-10-12
CIK 756055

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       or
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION
                      PERIOD FROM __________ TO ___________

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

        Registrant's telephone number, including area code (914) 747-7474
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                                                            Name of each exchange
                           Title of each class                                               on which registered
                           -------------------                                  ----------------------------------------------


Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 27, 1999 was $8,309,008.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $25,362,000

The number of shares of common stock, $.01 par value, outstanding as of September 27, 1999 was 3,081,681.

Transitional small business disclosure format Yes          No  X
                                                  ---         ---

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            Exhibit Index on Page 37

                                TABLE OF CONTENTS

PART I

Item 1     -  Description of Business ......................................................  3

Item 2     -  Description of Properties ....................................................  7

Item 3     -  Legal Proceedings ............................................................  7

Item 4     -  Submission of Matters to a Vote of Security Holders ..........................  7

PART II

Item 5     -  Market for Registrant's Common Stock and Related Stockholder Matters .........  8

Item 6     -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ........................................................  9

Item 7     -  Financial Statements ......................................................... 16

Item 8     -  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ....................................... 36

PART III

Items
9-12       -  Directors and Executive Officers of the Registrant;
              Executive Compensation; Security Ownership of Certain
              Beneficial Owners and Management; Certain Relationships
              and Related Transactions ..................................................... 37

Item 13    -  Exhibits and Reports on Form 8-K ............................................. 37

SIGNATURES    .............................................................................. 38


                                     PART I


ITEM 1.         DESCRIPTION OF BUSINESS

GENERAL

Zing Technologies, Inc. ("Zing" or the "Company") is a holding company with one wholly-owned operating subsidiary, Omnirel LLC ("Omnirel"). The Company, through Omnirel, engages in the manufacture and sale of "high reliability" multi-chip power semiconductors, integrated power modules and packaged semiconductor components in its military and industrial markets and has expanded its distribution into the high-end commercial markets, as well. Prior to June 30, 1997, the Company owned 98% (84% on a fully diluted basis) of its Omnirel Corporation subsidiary, and 90% of its Transition Analysis Component Technology, Inc. subsidiary ("TACTech"). Commencing on June 30, 1997, the Company distributed its 90% ownership interest in TACTech to the Company's shareholders. The Company restructured its ownership in its Omnirel Corporation subsidiary by merging Omnirel Corporation with and into Omnirel LLC ("Omnirel"), the Company's newly-formed wholly owned subsidiary. In the Omnirel restructuring, the minority interests in Omnirel Corporation were obtained by the Company in exchange for shares of the Company's common stock, and certain options to purchase Omnirel Corporation common stock became exercisable for the Company's common stock. Zing was incorporated in New York on October 17, 1969.

Omnirel produces both standard and custom products in a clean room environment and is certified to the federal government's MIL-PRF 19500 standard for discrete semiconductors; and to the MIL-PRF 38534 standard for hybrid circuit modules, and is registered to ISO 9001. Omnirel's products are used where circuit density (including miniaturization), electrical performance and reliability are critical design requirements, such as in the defense, aerospace, commercial transportation, medical device industries and high end communication systems. Omnirel's products are also used in the production of industrial controls and power supplies where these same criteria are needed.

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

The operations of the Company included TACTech through June 30, 1997. TACTech licenses proprietary computer software databases to military semiconductor manufacturers, the Department of Defense and defense contractors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The market for high reliability power semiconductor multi-chip modules is fragmented. There is no single firm which maintains a dominant position, either in technology or in market share. Based on various industry publications, the total consumption for power hybrids was approximately $590,000,000 in 1998. The market for power hybrid products which Omnirel addresses is in excess of $200,000,000 a year and approximately 65% of the sales to such market are made by five manufacturers (including Omnirel) of power hybrid components. Omnirel is the only such manufacturer whose primary focus is on high reliability power semiconductor multi-chip modules. The principal competitors of Omnirel are other hybrid manufacturers, original equipment manufacturers with internal capability and power semiconductor manufacturers who offer multi-chip modules as a complementary product line. Omnirel distinguishes itself in the marketplace principally on the strength of its focus on power applications. It has complete design, manufacturing and high reliability screening capabilities in-house, and has developed a reputation for innovative solutions for customer needs. The Company also competes on the basis of pricing and delivery.

MARKETING AND SALES

Omnirel markets its products through five regional sales managers in the United States, one in Europe and fourteen sales representative organizations world-wide. Omnirel sells both standard and custom products to approximately two hundred customers world-wide. Standard products are sold both through distributors and directly to customers. Custom products are sold directly to customers.

Omnirel publishes and distributes to its existing customers and new customers a catalogue of its standard products. Omnirel also publishes its standard products on the Internet. Through the end of its 1999 fiscal year, Omnirel management has focused its marketing effort in the United States through the coordination by Omnirel's sales management of 14 independent sales representatives coordinated by Omnirel's sales management. Key accounts were also covered by area managers in each sales region. During the1999 fiscal year, Omnirel concentrated on direct marketing efforts in the United States and Europe. Four independent sales representatives remain engaged by Omnirel. Ten representatives/distributors are currently in place outside of the United States marketing Omnirel's products.

Omnirel's customers are primarily major electronic equipment and systems manufacturers such as General Electric, Lockheed Martin, Allied Signal, Boeing, Texas Instruments, Raytheon and Motorola. Sales to General Electric for transportation systems aggregated 23% of Omnirel's sales revenues for fiscal year 1999. Arrow Electronics is Omnirel's primary distributor in the continental United States of its single and multi-chip semiconductor devices. Sales to Zeus Electronics (an Arrow company) aggregated 6% of Omnirel sales revenue for fiscal year 1999.

Omnirel's customers outside the United States and export sales outside the United States are as follows:


                                                 (000'S OMITTED)
                                       1999            1998           1997
                                  --------------  -------------- -------------
          Canada                  $      628      $      852     $    1,193
          Europe                       2,282           1,465            735
          Middle East                    140             109            104
          Far East                        12              45              -
                                  --------------  -------------- -------------
          Total                   $    3,062      $    2,471     $    2,032
                                  --------------  -------------- -------------
                                  --------------  -------------- -------------

For the fiscal years 1999, 1998 and 1997, Omnirel did not enter into any contracts with either customers of the United States Government or any agency of the United States Government. Omnirel sells its products to subcontractors of certain government agencies through customer purchase orders. Cancellation of purchase orders from time to time is customary in the power semiconductor industry. Under standard industry practices, in the event of cancellation, Omnirel is entitled to reimbursement of costs incurred and a reasonable profit for work performed prior to the cancellation.

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

PATENTS, TRADEMARKS AND LICENSES

Omnirel has applied for and has received a patent pending notification from the United States Department of Commerce on its CERMOD product, a hermetically sealed, high power ICBT or Mosfet module. Although Omnirel does not possess any other patents, Omnirel believes that its proprietary processes and product technologies are such that they give it a unique position in the design and manufacture of power semiconductor modules and multi-chip modules using semiconductor technology. Omnirel has applied for federal trademark registration of its name and logo as well as the product names CERMOD-TM-, MCPM-TM-, and OMNITHERM-TM-.

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

ENVIRONMENTAL COMPLIANCE

Omnirel believes that its operations are in compliance with applicable environmental law and regulations involving the discharge of potentially hazardous material. Omnirel does not expect to incur significant expenditures relating to environmental compliance.

RESEARCH AND DEVELOPMENT

Generally, Omnirel's research and development expenditures involve engineering and design of custom products for specific applications, development of new packaging techniques and development of packaging for new semiconductor devices. Research and development expenditures for the fiscal years ended June 30, 1999, 1998 and 1997 were $1,853,000, $1,843,000 and $1,773,000, respectively or 7.3%,
8.5% and 9.3% of its sales in the respective years.

EMPLOYEES

As of June 30, 1999, Zing had 195 employees, 136 of whom were employed by Omnirel in a manufacturing capacity and 55 in clerical, administrative, engineering or sales positions at Omnirel. The Company employs 4 people in executive or administrative functions at the Zing headquarters. None of Zing's employees is covered by a collective bargaining agreement.

ITEM 2.    DESCRIPTION OF PROPERTIES

REAL PROPERTIES

The Company maintains its executive office in Valhalla, New York leasing 1,500 square feet at a modern office building at an annual rent of $35,000. The lease expires on October 31, 1999. The Company uses all of the leased space.

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

INVESTMENT POLICIES

The Company does not currently have a formal policy in place specifically addressing investments in real estate and real estate related products. Current investments do not include real estate or real estate related products other than real property discussed above. The Company has a policy of investing its liquid assets in equity securities primarily tradable on the New York and other major stock exchanges. The Company's policy is to invest in companies whose securities have a significant public float providing liquidity in the event of sale. The investment portfolio at June 30, 1999 consists primarily of preferred stock.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the National Market System (NMS) of the Nasdaq Stock Market, under the symbol ZING. The following table sets forth the high and low closing prices of the Company's Common Stock on the NMS for each quarterly period during the last two years.


                                                    HIGH           LOW
                                                ------------- -------------
          Fiscal Year Ended June 30, 1998
             First Quarter                           11            9 1/4
             Second Quarter                        10 1/2          7 3/4
             Third Quarter                          9 1/4          7 1/2
             Fourth Quarter                         9              7 1/2
          Fiscal Year Ended June 30, 1999
             First Quarter                          8 7/8          7 7/16
             Second Quarter                         8 1/2          4 1/2
             Third Quarter                          8 7/8          6
             Fourth Quarter                         8 1/2          5 3/4
          Fiscal Year Ended June 30, 2000
             First Quarter                          9 1/8          7 1/8


There were 3,081,681 shares of Common Stock outstanding and 76 holders of record, and at least 474 beneficial owners of the shares as of September 27, 1999.

No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1999 and 1998. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the period indicated the percentage relationship to net sales of certain items from the Company's consolidated statements of operations.


                                                                        YEAR ENDED JUNE 30
                                              ----------------------------------------------------------------------
                                                    1999               1998             1997 (b)           1997 (a)
                                              ----------------- ------------------ ------------------ ------------------
   Net sales                                       100.0%            100.0%             100.0%             100.0%
   Cost of goods sold                               63.9              63.1               56.9               63.5
                                              ----------------- ------------------ ------------------ ------------------
   Gross profit                                     36.1              36.9               43.1               36.5
   Selling, general and administrative
     expenses                                       23.9              24.2               29.4               23.0
   Research and development of product
     and process technology                          7.3               8.5                8.3                9.3
   Depreciation and amortization of
     property, plant and equipment                   2.3               2.6                2.8                2.9
   Interest expense                                  4.2               4.8                4.7                5.2
   Interest and other income, net                   (8.1)            (11.1)             (16.9)             (18.8)
                                              ----------------- ------------------ ------------------ ------------------
   Income before income taxes and item
     shown below                                     6.5               7.8               14.8               14.9
   Cost in connection with acquisition of
     minority interest of subsidiary                 -                 -                  5.8                6.4
                                              ----------------- ------------------ ------------------ ------------------
   Income before income taxes                        6.5               7.8                9.0                8.5
   Provision for income taxes                        1.1               0.8                1.5                1.1
                                              ----------------- ------------------ ------------------ ------------------
   Net income                                        5.4%              7.0%               7.5%               7.4%
                                              ----------------- ------------------ ------------------ ------------------
                                              ----------------- ------------------ ------------------ ------------------


(a) Without TACTech (see Note B (ii) in the consolidated financial statements)
(b) With TACTech

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

Zing Technologies, Inc., a holding company with one wholly owned operating subsidiary, Omnirel LLC, reported net income of $1,378,000 or $.57 per share basic ($.56 diluted) for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 1998, the Company reported income of $1,523,000 or $.60 per share (basic and diluted).

Sales of Omnirel for the fiscal year ended June 30, 1999 increased to $25,362,000 as compared to sales of $21,773,000 for the fiscal year ended June 30, 1998. The sales increase of $3,589,000 was primarily attributable to an increase in shipments of discrete power semiconductor devices to a manufacturer of undersea telecommunication cable systems amounting to $2,631,000. Approximately $804,000 of the sales increase was attributable to shipments of customer power hybrids and power modules to a medical equipment manufacturer.

Included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing hybrid components. Sales to General Electric in each of the fiscal years ended June 30, 1999 and 1998, were $5,873,000 and $5,929,000 respectively, representing 23% and 27% respectively of Omnirel's total sales.

The Company's gross profit for the fiscal years ended June 30, 1999 and 1998 was $9,169,000 and $8,029,000, respectively. The increase in Omnirel's gross profit of $1,140,000 for the fiscal year ended June 30, 1999 is attributed to the increase in sales volume.

Omnirel's gross profit percentage decreased approximately one percent and this was attributable to increases in both labor and manufacturing overhead costs. Labor rates were increased to attract qualified employees due to the demand for skilled labor. Manufacturing overhead dollar increases of approximately $895,000 over the prior fiscal year was attributable to personnel costs, equipment depreciation and plant expansion related to new product development in the current fiscal year.

For the fiscal year ended June 30, 1999, the selling and general administrative expenses were $6,059,000 as compared to $5,279,000 for the fiscal year ended June 30, 1998. Of this $780,000 increase, approximately $512,000 is attributable to the conversion to a direct sales force, hiring regional sales managers and augmenting the sales staff with independent sales representatives. The remainder of the increase related to general staff increases and the Company management incentive plan.

Research and development costs are presented separately in the 1999 fiscal year, and reclassified for the 1998 fiscal year for consistent presentation. The amount for 1999 is $1,853,000 as compared to $1,843,000 in the 1998 fiscal year.

Interest expense increased approximately $22,000 to $1,063,000 during the fiscal year ended June 30, 1999 as compared to $1,041,000 for the fiscal year ended June 30, 1998. During each of the fiscal years 1999 and 1998 respectively, approximately 67% and 68% of the interest expense was attributable to financing incurred by the holding company, the proceeds of which were used to finance the investment portfolio.

Interest and other income decreased to $2,033,000 during the fiscal year ended June 30, 1999 from $2,409,000 in the prior comparable period. Interest and other income is primarily comprised of revenues from dividends, interest and realized gains and losses on the sales of securities, which increased approximately $124,000 during the current reporting period. Effective April 3, 1993, Zing sold the net assets of its high reliability electronic component distribution business to Arrow Electronics, the sales price of which included a $3,000,000 premium over the net book value transferred in respect to a five year non-compete agreement which terminated during the fiscal year ended June 30, 1998. The Company recognized revenues attributable to the non-compete agreement during the fiscal year 1998 in the amount of $500,000.

For the fiscal year ended June 30, 1999, a decrease in nontaxable dividend income offset by fully reserved federal tax credits increased the effective 1999 tax rate to 16% from 11% in the prior year.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

Zing reported net income of $1,523,000 or $.60 per share (basic and diluted) for the fiscal year ended June 30, 1998. During the year ended June 30, 1997, the Company also owned 90% of the equity of TACTech.

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

Included in Omnirel sales are revenues generated by the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing hybrid components. The increase in Omnirel's fiscal year 1998 sales revenue of 14% from the prior fiscal year is attributed to increases in revenues generated by the General Electric orders. Sales to General Electric in each of the fiscal years ended June 30, 1998 and 1997 were $5,929,000 and $4,476,000 respectively, representing 27% and 24% respectively of Omnirel's total sales.

The Company's gross profit for the fiscal year ended June 30, 1998 was $8,029,000. The $9,184,000 gross profit for the fiscal year ended June 30, 1997 was comprised of $2,206,000 gross profit from TACTech and $6,978,000 of gross profit from Omnirel. The increase in Omnirel's gross profit of $1,051,000 for the fiscal year ended June 30, 1998 is attributed to the increase in sales volume.

Omnirel's cost of goods sold expressed as a percentage of sales was 63% in both fiscal years ended June 30, 1998 and 1997. Material costs increased approximately $900,000 from period to period primarily attributable to product mix, although expressed as a percentage of sales, they remained at 33% for each of the reporting periods. Similarly, manufacturing overhead, expressed as a percentage of sales, was 22% for each of the fiscal years ended June 30, 1998 and 1997, although increasing approximately $600,000 in absolute dollars. This increase was primarily attributable to increases in the General Electric revenue, thereby necessitating increases in testing expenses and in the provision for warranty reserves in the approximate amounts of $71,000 and $238,000 respectively. A significant portion of the balance of the increase in the approximate amount of $220,000 is attributable to increase in staff and related expense (including depreciation) for the manufacture of the Company's new hermetic high voltage ICBT module to be sold to users requiring high reliability power modules required to operate in extreme environments.

For the fiscal year ended June 30, 1998, the selling and general administrative expenses were $7,122,000 as compared to $6,267,000 (or $8,030,000 including TACTech) for the fiscal year ended June 30, 1997. Of this $855,000 increase, approximately $478,000 is attributable to Omnirel's conversion to regional direct sales forces in lieu of selling through independent sales representatives. This included the hiring of sales management, recruiting costs and additional staff at the corporate headquarters to service the additional sales personnel. Other increases during the current fiscal year were in research and development and management incentive bonuses of $70,000 and $398,000 respectively. The increase was partially offset by a decrease in professional fees at Zing of approximately $225,000.

Interest expense increased approximately $48,000 to $1,041,000 during the fiscal year ended June 30, 1998 as compared to $993,000 for the fiscal year ended June 30, 1997. During each of the fiscal years 1998 and 1997, 68% of the interest expense is attributable to financing incurred by the holding company, the proceeds of which were used to finance the investment portfolio.

Interest and other income decreased approximately $1,188,000 to $2,409,000 during the fiscal year ended June 30, 1998 from $3,597,000 in the prior comparable period. Interest and other income is primarily comprised of revenues from dividends, interest and realized gains and losses on the sales of securities, each of which declined $634,000 and $454,000, respectively, during the current reporting period. The Company recognized income attributable to the 1993 non-compete agreement with Arrow Electronics during the fiscal year 1998 and 1997 in the amounts of $500,000 and $600,000 respectively.

For the fiscal year ended June 30, 1998, an adjustment to the valuation allowance reduced the effective tax rate to 11% as compared to 16% for the comparable prior reporting period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 1999, cash provided from operations along with proceeds from bank borrowings were used to repurchase 59,206 shares of the Company's common stock in the open market and from former employees at a total cost of $478,000 or approximately $8.07 per share and for the acquisition of equipment and marketable securities. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the acquisition of fixed assets and equipment, and the continued operations of the Company. The Company does not expect that it will be obligated to make any payments under its guaranty of the TACTech credit facility described in Note B to the consolidated financial statements.

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

The following discussion is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software. There can be no guarantee that these assumptions will prove accurate and, accordingly, the actual results may materially differ from those anticipated.

EVALUATION EFFORTS

The Company's Omnirel subsidiary has completed its assessment of all systems that could be significantly affected by the Year 2000 problem, including information technology systems, software and hardware (embedded chips) used in production and manufacturing systems, manufacturing equipment, and HVAC systems. Based on a review of Omnirel's product line, the Company does not believe that the products Omnirel has sold and will continue to sell will require remediation to be Year 2000 compliant. Additionally, the Company is gathering information about the Year 2000 compliance efforts of Omnirel's significant suppliers and subcontractors and continues to monitor their compliance.

READINESS AND COMPLIANCE PLAN

Omnirel has separated its Year 2000 compliance efforts into four major segments:
Information Technology (Software and Hardware); Telecommunications Systems; Manufacturing Equipment; and Compliance by Vendors and Customers. The following is the status of each major segment:

INFORMATION TECHNOLOGY

The Company upgraded its main business system software programs in March 1998 and as a result the main business software programs are capable of processing transactions with dates beyond December 31, 1999. The Company has completed the upgrade of its networking software. The Company has completed the evaluation of secondary software programs used to minimize clerical tasks. The Company has acquired software for these secondary programs upgrades or has selected alternate programs and the installation of these upgrades are expected to be completed by October 1999.

The Company has performed an evaluation of all information technology hardware within the Company (excluding computer systems used with manufacturing equipment) for Year 2000 compliance. The evaluation revealed that the majority of the hardware systems can be made Year 2000 compliant with a minor operating system software modification. A small number of the hardware systems will require replacement of the microprocessor board. The Company does not expect to replace any computer hardware systems in order to become Year 2000 compliant. The upgrade of the Company's information technology equipment is expected to be completed November 1999.

TELECOMMUNICATION SYSTEMS

The Company replaced its telephone system in September 1998. The new telephone system is Year 2000 compliant.

MANUFACTURING EQUIPMENT

The Company has completed the evaluation of manufacturing equipment and HVAC systems. The Company has determined that certain pieces of manufacturing equipment with integrated computer systems will not recognize the date "00" as the year 2000. The Company is working with equipment manufacturers in order to upgrade the computer systems incorporated in manufacturing equipment to become Year 2000 compliant. The Company is aware of the fact that equipment may contain an embedded microprocessor chip, however most of the Company's manufacturing equipment does not require the processing of dates in order to operate. The Company believes that the inability of certain pieces of equipment to interpret a date field "00" as the year 2000 will not prevent the equipment from operating and consequently does not anticipate an interruption in its ability to manufacture products as a result of the Year 2000 issue. The Company has determined that its HVAC Systems are Year 2000 Compliant and the Company has received certification statements from the equipment manufacturers.

COMPLIANCE BY VENDORS AND CUSTOMERS

The Company has requested Year 2000 compliance certificates from vendors. The majority of the Company's vendors have provided certification indicating that the Year 2000 issue will not cause an interruption in their ability to provide products and services.

The Company has not received compliance certificates from key customers although it continues to issue requests for them. The Company does not expect any material interruption in business from its key customers, even if their operations are not Year 2000 compliant, although the Company may experience delays in receipt of payments and/or reorders.

COST OF YEAR 2000 COMPLIANCE

The total Year 2000 project cost is estimated at approximately $100,000.

The estimated costs are comprised of anticipated expenditures for internal manpower costs for evaluation and upgrade of systems, consulting services for evaluation of systems, cost for the purchase of new equipment and componentry and costs for the purchase of new software programs. Omnirel has expended approximately $40,000 on its Year 2000 compliance effort during the fiscal year ended June 30, 1999.

CONTINGENCY PLAN

The Company believes that its information technology systems will be capable of processing transactions beyond December 31, 1999 and, consequently, the Company does not have a contingency plan for information systems.

The Company's manufacturing equipment does not require processing of dates to operate. In the event that the Company is not able to upgrade manufacturing and other equipment to operate beyond December 31, 1999, the Company plans to power down the equipment and restart the equipment with a fictitious historical date in order to resume operations until the problem can be corrected.

SUMMARY

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

ITEM 7.   FINANCIAL STATEMENTS


                             Zing Technologies, Inc.

                          Index to Financial Statements

                                  June 30, 1999



                                                                         Page
Report of Independent Auditors.............................................17

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................18
Consolidated Statements of Income..........................................20
Consolidated Statements of Stockholders' Equity............................21
Consolidated Statements of Cash Flows......................................22
Notes to Consolidated Financial Statements.................................23


                         Report of Independent Auditors



Stockholders and Board of Directors
Zing Technologies, Inc. and Subsidiaries
Valhalla, New York


We have audited the accompanying consolidated balance sheets of Zing Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zing Technologies, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                                                              Ernst & Young, LLP


August 23, 1999
White Plains, NY

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                           JUNE 30
                                                                                   1999                 1998
                                                                           -------------------- ---------------------
                                                                                        (000'S OMITTED)
ASSETS
Current assets:
    Cash and cash equivalents.............................................         $   880             $  1,092
    Marketable securities.................................................          21,931               19,462
    Accounts receivable, less allowances of
       $71 and $72, respectively..........................................           4,048                2,451
    Inventories...........................................................           4,464                5,188
    Prepaid expenses......................................................             214                  192
    Other current assets..................................................             632                  511
                                                                           ------------------------------------------
Total current assets                                                                32,169               28,896



Property, plant and equipment.............................................          13,268               11,657
Less: accumulated depreciation and amortization...........................           7,282                6,417
                                                                           ------------------------------------------
                                                                                     5,986                5,240



Deferred income taxes, net of valuation allowance.........................             608                  771
Excess of cost over assets acquired, net of accumulated
    amortization of $1,478 and $1,325, respectively.......................           1,057                1,210
Other assets..............................................................              70                   54
                                                                           ------------------------------------------
Total assets                                                                       $39,890              $36,171
                                                                           ------------------------------------------
                                                                           ------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                           JUNE 30
                                                                                   1999                 1998
                                                                           -------------------- ---------------------
                                                                                        (000'S OMITTED)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable......................................................        $  1,569             $  1,418
    Accrued expenses......................................................           1,101                  719
    Accrued compensation expense..........................................             904                  811
    Loans payable bank....................................................           7,700                7,700
    Due to broker.........................................................           3,514                2,993
    Current portion of long-term obligations..............................             722                  502
                                                                           ------------------------------------------
Total current liabilities                                                           15,510               14,143

Long-term obligations, less current portion ..............................           3,231                3,013

Stockholders' equity:
    Common stock (par value $.01 per share; authorized 12,000,000 shares; issued
       3,081,681 shares as of June 30, 1999
       3,058,037 as of June 30, 1998).....................................              30                   30
    Additional paid-in capital............................................          15,295               15,113
    Notes receivable from stockholders....................................            (396)                (383)
    Accumulated other comprehensive income (loss).........................             411                 (654)
    Retained earnings.....................................................          10,816                9,438
    Less treasury shares at cost (674,844 shares - 1999,
       615,638 shares - 1998).............................................          (5,007)              (4,529)
                                                                           ------------------------------------------
                                                                                    21,149               19,015
                                                                           ------------------------------------------
                                                                           ------------------------------------------
Total liabilities and stockholders' equity                                         $39,890              $36,171
                                                                           ------------------------------------------
                                                                           ------------------------------------------


                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                YEAR ENDED JUNE 30
                                                                     1999               1998              1997
                                                               ----------------- ------------------ -----------------
                                                                      (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales.....................................................         $25,362           $21,773            $21,300
Cost of goods sold............................................          16,193            13,744             12,116
                                                               ----------------- ------------------ -----------------
Gross profit                                                             9,169             8,029              9,184

Selling, general and administrative expenses..................           6,059             5,279              6,257
Research and development of product and process
    technology................................................           1,853             1,843              1,773
Depreciation and amortization of property,
    plant and equipment.......................................             578               571                603
Interest expense .............................................           1,063             1,041                993
Interest and other income - net...............................          (2,033)           (2,409)            (3,597)
                                                               ----------------- ------------------ -----------------
Income before income taxes and item
    shown below...............................................           1,649             1,704              3,155
Costs in connection with acquisition of minority
    interest of subsidiary....................................               -                 -              1,227
                                                               ----------------- ------------------ -----------------
Income before income taxes....................................           1,649             1,704              1,928
Provision for income taxes....................................             271               181                320
                                                               ----------------- ------------------ -----------------
Net income                                                            $  1,378          $  1,523           $  1,608
                                                               ----------------- ------------------ -----------------
                                                               ----------------- ------------------ -----------------
Net income per common share - basic...........................      $     .57        $      .60         $     .64
                                                               ----------------- ------------------ -----------------
                                                               ----------------- ------------------ -----------------
Net income per common share - diluted.........................      $     .56        $      .60         $     .64
                                                               ----------------- ------------------ -----------------
                                                               ----------------- ------------------ -----------------
Average number of outstanding shares - basic..................       2,414,883         2,529,557          2,500,273
                                                               ----------------- ------------------ -----------------
                                                               ----------------- ------------------ -----------------


Average number of outstanding shares - diluted................       2,442,233         2,552,875          2,526,889
                                                               ----------------- ------------------ -----------------
                                                               ----------------- ------------------ -----------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                             (000'S OMITTED)

                                                                                                     NOTES
                                                            COMMON STOCK           ADDITIONAL      RECEIVABLE
                                                      ------------------------     PAID-IN           FROM         RETAINED
                                                        SHARES       AMOUNT         CAPITAL      STOCKHOLDERS     EARNINGS
                                                      ----------- ------------- --------------- --------------- -------------

BALANCE AT JUNE 30, 1996.............................    2,619          $28          $13,860         $(170)         $6,767
NET INCOME                                                                                                           1,608
OTHER COMPREHENSIVE INCOME:
NET UNREALIZED (LOSS) ON
      MARKETABLE SECURITIES
COMPREHENSIVE INCOME
REPURCHASE OF COMMON STOCK FOR TREASURY..............     (145)
ISSUANCE OF COMMON STOCK ON RESTRUCTURING
      OF SUBSIDIARY..................................      164            1            1,226
EXERCISE OF WARRANTS.................................       20            1               25
DIVIDEND DISTRIBUTION OF SUBSIDIARY COMMON
      STOCK..........................................                                                                 (460)
                                                      ----------- ------------- --------------- --------------- -------------
BALANCE AT JUNE 30, 1997                                 2,658           30           15,111          (170)          7,915
NET INCOME                                                                                                           1,523
OTHER COMPREHENSIVE INCOME:
NET UNREALIZED GAIN ON MARKETABLE
      SECURITIES
COMPREHENSIVE INCOME

REPURCHASE OF COMMON STOCK FOR TREASURY..............     (216)
LOANS TO STOCKHOLDERS................................                                                 (213)
EXERCISE OF WARRANTS.................................                                      2
                                                      ----------- ------------- --------------- --------------- -------------
BALANCE AT JUNE 30, 1998                                 2,442           30           15,113          (383)          9,438
NET INCOME                                                                                                           1,378
OTHER COMPREHENSIVE INCOME:
COMPREHENSIVE INCOME

NET UNREALIZED GAIN ON MARKETABLE SECURITIES ........
REPURCHASE OF COMMON STOCK FOR TREASURY..............      (59)
LOANS TO STOCKHOLDERS................................                                                  (13)
EXERCISE OF OPTIONS..................................       24                           182
                                                      ----------- ------------- --------------- --------------- -------------
BALANCE AT JUNE 30, 1999                                 2,407          $30          $15,295         $(396)        $10,816
                                                      ----------- ------------- --------------- --------------- -------------
                                                      ----------- ------------- --------------- --------------- -------------






                                                                               ACCUMULATED
                                                                                   OTHER                TOTAL
                                                            TREASURY           COMPREHENSIVE           STOCKHOLDERS
                                                             STOCK              INCOME/(LOSS)             EQUITY
                                                       --------------------- --------------------- -------------------
BALANCE AT JUNE 30, 1996.............................         $ (983)               $  220              $  19,722
NET INCOME                                                                                                 1,608
OTHER COMPREHENSIVE INCOME:
NET UNREALIZED (LOSS) ON
      MARKETABLE SECURITIES
COMPREHENSIVE INCOME                                                                                          914
                                                                                                   ------------------
REPURCHASE OF COMMON STOCK FOR TREASURY..............         (1,459)                                      (1,459)
ISSUANCE OF COMMON STOCK ON RESTRUCTURING
      OF SUBSIDIARY..................................                                                       1,227
EXERCISE OF WARRANTS.................................                                                          26
DIVIDEND DISTRIBUTION OF SUBSIDIARY COMMON
      STOCK..........................................                                                        (460)
                                                       --------------------- --------------------- -------------------
BALANCE AT JUNE 30, 1997                                      (2,442)                 (474)                19,970
NET INCOME                                                                                                 1,523
OTHER COMPREHENSIVE INCOME:
NET UNREALIZED GAIN ON MARKETABLE
      SECURITIES                                                                      (180)                  (180)
                                                                                                   -------------------
COMPREHENSIVE INCOME                                                                                        1,343
                                                                                                   -------------------
REPURCHASE OF COMMON STOCK FOR TREASURY..............         (2,087)                                      (2,087)
LOANS TO STOCKHOLDERS................................                                                        (213)
EXERCISE OF WARRANTS.................................                                                           2
                                                       --------------------- --------------------- ------------------
BALANCE AT JUNE 30, 1998                                      (4,529)                 (654)                19,015
NET INCOME                                                                                                  1,378
OTHER COMPREHENSIVE INCOME:                                                          1,065                  1,065
                                                                                                   ------------------
COMPREHENSIVE INCOME                                                                                        2,443
                                                                                                   -------------------
NET UNREALIZED GAIN ON MARKETABLE SECURITIES ........
REPURCHASE OF COMMON STOCK FOR TREASURY..............           (478)                                        (478)
LOANS TO STOCKHOLDERS................................                                                         (13)
EXERCISE OF OPTIONS..................................                                                         182
                                                       --------------------- --------------------- -------------------
BALANCE AT JUNE 30, 1999                                     $(5,007)              $  411                 $21,149
                                                       --------------------- --------------------- -------------------
                                                       --------------------- --------------------- -------------------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         YEAR ENDED JUNE 30
                                                                              1999               1998              1997
                                                                        ----------------- ------------------------------------
                                                                                          (000'S OMITTED)
OPERATING ACTIVITIES
Net income.............................................................      $ 1,378           $ 1,523           $  1,608
Adjustments to reconcile net income to net cash
    provided by  operating activities:
       Depreciation and amortization...................................        1,018               899                953
       Amortization of non-compete agreement...........................            -              (500)              (600)
       Deferred income taxes...........................................         (107)               29                295
       Costs in connection with acquisition of minority
          interest of subsidiary.......................................            -                 -              1,227
       Changes in operating assets and liabilities:
          Accounts receivable..........................................       (1,597)             (353)              (165)
          Inventories..................................................          724              (403)              (495)
          Prepaid expenses and other current assets....................         (143)              267               (631)
          Other assets.................................................          (16)               16                (32)
          Accounts payable and accrued expenses........................          626              (142)              (369)
          Other, net...................................................            -                 -                 28
                                                                        ----------------- ------------------ -----------------
Net cash provided by operating activities                                      1,883             1,336              1,819

INVESTING ACTIVITIES
Purchases of property and equipment....................................       (1,611)             (857)            (1,298)
Net sales (purchases) of marketable securities.........................       (1,134)            2,293             (2,701)
                                                                        ----------------- ------------------ -----------------
Net cash provided by (used in) investing activities                           (2,745)            1,436             (3,999)
                                                                        ----------------- ------------------ -----------------

FINANCING ACTIVITIES
Increase in loans receivable from stockholders.........................          (13)             (213)                 -
Proceeds from borrowings...............................................        2,513             1,457             10,006
Reductions of borrowings...............................................       (1,554)           (1,696)            (6,130)
Exercise of warrants...................................................          182                 2                 26
Repurchase of common stock for treasury................................         (478)           (2,087)            (1,459)
Dividend of investment in subsidiary common stock......................            -                 -               (133)
                                                                        ----------------- ------------------ -----------------
Net cash provided by (used in) financing activities                              650            (2,537)             2,310
                                                                        ----------------- ------------------ -----------------
Net increase (decrease) in cash and cash equivalents...................         (212)              235                130

Cash and cash equivalents at beginning of year.........................        1,092               857                727
                                                                        ----------------- ------------------ -----------------
Cash and cash equivalents at end of year                                     $   880           $ 1,092            $   857
                                                                        ----------------- ------------------ -----------------
                                                                        ----------------- ------------------ -----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Omnirel LLC ("Omnirel"). Income Statements for the fiscal year ended June 30, 1997 included its formerly 90% owned subsidiary Transition Analysis of Component Technology, Inc. ("TACTech"). All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes sales at the time products are shipped and services are provided. Consistent with industry practice, Omnirel warrants that its products are free from defects in workmanship and meet the agreed upon specifications supplied by the customer or Omnirel's current published specifications. As of June 30, 1999 and 1998, the Company has warranty reserves of $112,000 and $170,000, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

MARKETABLE SECURITIES

Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as "available-for-sale" and are carried at fair

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders equity, net of applicable income taxes. Unrealized holding gains and losses on securities classified as trading are reported in earnings. As of June 30, 1999 and 1998, all marketable securities are held as available for sale.

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

NET INCOME PER COMMON SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The diluted income (loss) per share computation includes the dilutive effect, if any, of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

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

IMPAIRMENTS

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. There have been no such impairment losses through June 30, 1999.

IMPACT OF NEW ACCOUNTING STANDARDS

As of July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

NOTE B. ORGANIZATION

(i)   OMNIREL

During fiscal 1997, the Company purchased the balance of the outstanding ownership interests of its Omnirel Corporation subsidiary (the predecessor to Omnirel LLC) not owned by the Company (2% outstanding and 16% on a fully diluted basis). In connection therewith, Omnirel Corporation was merged into Omnirel, LLC (a newly formed Delaware limited liability corporation) and became a wholly owned subsidiary of the Company. The Company issued approximately 164,420 shares of its Common Stock in exchange for the minority interests in Omnirel (including 132,603 shares in exchange for options to purchase Omnirel Common Stock) to effect the purchase. As a result, the Company incurred a pre-tax charge against earnings in the fourth quarter ending June 30, 1997 of approximately $1.2 million repre-

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE B. ORGANIZATION (CONTINUED)

senting compensation paid to the employee option holders equal to the value of the shares issued in exchange for options held by such employees. In connection with the transaction, certain Omnirel optionees elected to retain their options which (assuming full vesting) are exercisable for up to 60,041 shares of Company common stock.

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

As of the Distribution Date, the Company and TACTech entered into several agreements to take certain other actions for purposes of governing certain of the ongoing relationships between the two companies following the Distribution, including reciprocal indemnification obligations, and the engagement of the certain Company employees by TACTech on a part time basis. In addition, the Company has assisted TACTech in obtaining a $1.5 million credit facility (the "TACTech Facility") from a bank and provided a guaranty of indebtedness incurred by TACTech thereunder. Pursuant to an indemnification agreement entered into between the Company and TACTech in connection with the Distribution, TACTech agreed to indemnify the Company against all expenses and liabilities resulting from (i) the operations of TACTech from and after the distribution, (ii) the Company's operations of TACTech's business prior to the Distribution other than those based upon the tax consequences of the Distribution and (iii) any claim, suit or other type of proceeding based upon, arising out of or in connection with any information furnished by TACTech concerning TACTech for inclusion in the Prospectus relating to the Distribution; and the Company agreed to indemnify and save harmless TACTech and its directors, officers, employees, agents and/or affiliates for any claims incurred or suffered, directly or indirectly, by them resulting from or attributable to, among other things (i) the operation of the Company from after the Distribution (ii) any claim, suit or other type of proceeding based upon, arising out of or in connection with the operation of the Company's business (other than TACTech's business) prior to the Distribution, and (iii) any claims,

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE B. ORGANIZATION (CONTINUED)

suit or other type of proceeding based upon arising out of or in connection with any information concerning the Company in the Prospectus or any information furnished by the Company concerning the Company for inclusion in the Prospectus.

The TACTech Facility was obtained on August 28, 1997 and, as amended, expires on July 1, 2000. Interest on the borrowings is at a variable rate tied to the Bank's prime rate. All TACTech's personal property collateralizes the borrowings under such facility. As of June 30, 1999 TACTech had $570,000 outstanding under the facility.

The net assets transferred at June 30, 1997 in TACTech were as follows:

                  Current Assets (a)                           $ 671,000
                  Non-Current Assets                             190,000
                  Liabilities                                   (401,000)
                                                              ----------
                  Net Assets                                   $460,000
                                                              ----------
                                                              ----------

(a)   Includes $108,000 of prepaid registration costs.

The consolidated financial statements of the Company for the year ended June 30, 1997 include the following applicable to TACTech, before eliminations:

                  Revenues                                            $2,205,679
                  Expenses                                             1,902,809
                  Charges in lieu of taxes                               103,400
                                                                     -----------
                  Net Income                                          $  199,470
                                                                     -----------
                                                                     -----------

NOTE C.   NOTES RECEIVABLE FROM STOCKHOLDERS

During 1991, the Company loaned $250,000 to an officer/director of Omnirel Corporation and the Company, to purchase Common Stock of the Company on the open market, in exchange for a non-interest bearing note. The note is due July 1, 2001, is secured by the 84,000 shares of the Company's Common Stock owned by the officer/director, and is classified as a reduction of equity. During the 1996 fiscal year $80,000 of this note was repaid. No payments were made in fiscal years ending June 30, 1999, 1998 and 1997.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE C.   NOTES RECEIVABLE FROM STOCKHOLDERS (CONTINUED)

During fiscal year 1998, the Company loaned approximately $201,000 to stockholders who were issued shares in the Omnirel transaction (see Note B). The notes are due June 30, 2002 and bear interest at 6.65%. Accrued interest of approximately $25,000 is included in the loan balance which is $226,000 at June 30, 1999.

NOTE D.  INVENTORIES

Inventories consists of the following:

                                                                       JUNE 30
                                                                1999             1998
                                                          ---------------- ----------------
                                                                   (000'S OMITTED)
Raw materials                                                   $1,677          $2,585
Work in process                                                  1,870           1,795
Finished goods                                                     917             808
                                                          ---------------- ----------------
                                                                $4,464          $5,188
                                                          ---------------- ----------------
                                                          ---------------- ----------------

NOTE E.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:


                                                                       JUNE 30
                                                                1999             1998
                                                          ---------------- ----------------
                                                                     (000'S OMITTED)
Land                                                            $    300       $     300
Building and improvements                                          3,302           3,302
Equipment                                                          8,111           6,735
Furniture and fixtures                                               687             564
Leasehold improvements                                               868             756
                                                           --------------- ----------------
                                                                 $13,268         $11,657
                                                           --------------- ----------------
                                                           --------------- ----------------

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE F. CREDIT FACILITIES

Credit facilities consist of the following:

                                                                       JUNE 30
                                                                1999             1998
                                                          ---------------- ----------------
                                                                  (000'S OMITTED)
Loans payable bank:
Revolving line of credit                                        $    200         $   200
Line of credit                                                     7,500           7,500
                                                          ---------------- ----------------
                                                                 $ 7,700         $ 7,700
                                                          ---------------- ----------------
                                                          ---------------- ----------------
Long-term obligations:
Mortgage payable to bank                                         $ 1,760         $ 1,803
Term loans - bank                                                  2,193           1,712
Less current portion                                                (722)           (502)
                                                           --------------- ----------------
                                                                 $ 3,231         $ 3,013
                                                          ---------------- ----------------
                                                          ---------------- ----------------

In March 1999, Omnirel replaced a $5,750,000 credit facility with a new $6,000,000 facility (the "Loan Facility") comprised of (a) a $3,000,000 revolving line of credit maturing on November 30, 1999, (b) a $1,000,000 equipment line expiring November 30, 1999 (advances convert to five year term loans) and (c) a $2,000,000 standby term loan expiring November 30, 1999. At the Company's option, interest rates are selected at the time of each advance, (7.75% on the revolving line of credit and 6.9% to 7.9% on the term loan at June 30, 1999). As of June 30, 1999 and 1998, the outstanding balance on the revolving line of credit was $200,000, and $953,000 was outstanding with respect to term loan provisions of the facility at June 30, 1999 ($351,000 - 1998).

The Loan Facility requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on the payment of dividends. Substantially all assets, excluding real estate and related fixtures, have been pledged as collateral.

Omnirel has various term loans outstanding under prior credit facilities, the proceeds from which were used to finance equipment acquisitions. These loans are payable through various dates through May 2003 at interest rates ranging from 7.6% to 8.1%. At June 30, 1999 and 1998 $1,240,000 and $1,361,000 was
outstanding on these term loans, respectively.

Omnirel obtained a mortgage on its real estate and related fixtures in December 1995. During fiscal year 1997, an additional $390,000 was added to its existing mortgage. The outstanding balance on the mortgage at June 30, 1999 and 1998 was $1,760,000 and $1,803,000, respectively. The mortgage matures on December 18, 2003 and principal payments are made monthly using a twenty year amortization schedule. $1,334,000 of the balance bears interest at a fixed rate of 8.5% per annum. The remaining balance of $426,000 bears interest at the fixed rate of 8.75% per annum.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE F. CREDIT FACILITIES (CONTINUED)

In April 1997, the Company entered into a $7,500,000 line of credit (the "Line of Credit") with an interest rate equal to either the prime rate less .75% or the LIBOR plus .70% with an expiration date of March 2, 1998. Proceeds from the loan were used to reduce borrowings under the Company's brokerage margin account. Simultaneously with the borrowing of the Line of Credit, the Company purchased an interest cap for $38,000, which capped the LIBOR at 5.875% through the expiration date of the Line of Credit. Effective March 30, 1998, the Line of Credit was extended through April 1, 2000, on similar terms and conditions as the original Line of Credit, except for the interest rate. The interest rate during the extended period is based on an interest rate comprising a floating rate index USD one-month LIBOR-BBA plus .70%, to a fixed rate of 6.61%. The applicable rate at June 30, 1999 was 5.92%. The fair value of the interest cap at June 30, 1999 is $25,000. Marketable securities, principally preferred stocks with a fair market value of approximately $15,000,000 were used to collateralize the borrowings of $7,500,000 at June 30, 1999.

The annual principal payment requirements on the mortgage, credit facilities equipment loans and lines of credit subsequent to June 30, 1999 are as follows (000's omitted):

           2000                      $ 722
           2001                        727
           2002                        468
           2003                        357
           2004                      1,679

The Company made aggregate interest payments relating to credit facilities of $858,000, $820,000 and $560,000, during the fiscal years ended June 30, 1999,
1998 and 1997, respectively.

NOTE G.  INCOME TAXES

The Company records taxes under the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Omnirel's net operating loss carryforwards for federal income tax purposes of approximately $2,019,000 at June 30, 1999 expire through 2007, subject to annual limitations under Section 382 of the Internal Revenue Code.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE G.  INCOME TAXES (CONTINUED)

Income tax provision (benefit) consists of the following:


                                                          YEAR ENDED JUNE 30
                                                1999              1998             1997
                                          ----------------- ----------------------------------
                                                            (000's omitted)
          Current Federal                        $293              $120            $    -
          Current State                            85                32                25
          Deferred Federal                       (100)               23               232
          Deferred State                           (7)                6                63
                                          ----------------- ----------------------------------
                                                 $271              $181              $320
                                          ----------------- ----------------------------------
                                          ----------------- ----------------------------------

The reconciliation of the differences between the tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rate to pre-tax income follows:


                                                                       YEAR ENDED JUNE 30
                                                             1999             1998             1997
                                                       ------------------ ---------------- ---------------
Federal income tax at statutory rate (34%)                  $ 561              $ 579            $ 656
State income tax net of Federal tax benefit                    51                 67               17
Adjustment to valuation allowance                            (249)              (300)               -
Federal tax credits                                          (107)                 -                -
Permanent differences resulting from purchase
    accounting                                                 52                 52               68
Non taxable dividends                                         (57)              (235)            (455)
Foreign taxes withheld                                          -                 22                -
Other-net                                                      20                 (4)              34
                                                       ------------------ ---------------- ----------------
                                                            $ 271              $ 181            $ 320
                                                       ------------------ ---------------- ----------------
                                                       ------------------ ---------------- ----------------


Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE G.  INCOME TAXES (CONTINUED)


                                                                          JUNE 30
                                                                 1999               1998
                                                        --------------------- -----------------
                                                                      (000'S OMITTED)
          Net operating losses                                 $  687                $  874
          Warranty reserves                                        44                    67
          Inventory reserves                                      266                   193
          Unrealized (gain) loss on marketable securities        (270)                  259
          Accumulated depreciation                               (398)                 (392)
          Federal tax credits                                     245                   233
          Other                                                   112                   123
                                                        --------------------- -----------------
          Deferred tax asset                                      686                  1,357
          Valuation allowance                                     (78)                  (586)
                                                        ---------------------- -----------------
          Net deferred tax asset                               $  608                 $  771
                                                        ---------------------- -----------------
                                                        ---------------------- -----------------

The change in the valuation allowance resulting from unrealized gains and losses on marketable securities was a decrease of $259,000 and an increase of $72,000 for the years ended June 30, 1999 and 1998, respectively.

In 1999, 1998 and 1997 income tax payments aggregated $415,000, $63,000 and $250,000, respectively.

NOTE H.  STOCKHOLDERS' EQUITY

Treasury stock outstanding is as follows:


       FISCAL YEAR                                                    AVERAGE PRICE
     ENDED JUNE 30,             SHARES            TOTAL COST            PER SHARE
------------------------- ------------------- ------------------- ---------------------
          1993                    2,600           $    5,200            $2.00
          1994                   11,500               43,125             3.75
          1995                  185,818              421,090             2.27
          1996                   55,100              513,522             9.32
                          ------------------- -------------------
                                255,018              982,937
          1997                  144,900            1,459,902            10.07
                          ------------------- -------------------
                                399,918            2,442,839
          1998                  215,720            2,086,651             9.67
                          ------------------- -------------------
                                615,638            4,529,490
          1999                   59,206              477,688             8.07
                          ------------------- -------------------
                                674,844           $5,007,178
                          ------------------- -------------------
                          ------------------- -------------------


                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE H.  STOCKHOLDERS' EQUITY (CONTINUED)

Options outstanding represent options to purchase Omnirel Common Stock. In connection with the Omnirel transaction (see Note B), the options to purchase Omnirel stock which were not repurchased by the Company became, subject to vesting limitations, exercisable for Company Common Stock at the rate of 1.6889 shares for each $10 option and each $8 option.

Option activity is as follows:

                                                                 1995
                                                             NON-QUALIFIED             1995
                                                               EXCHANGE            NON-QUALIFIED
                                                                OPTIONS               OPTIONS
                                                                 ($8)                  ($10)                 TOTAL
                                                          -------------------  --------------------- ----------------------
Options outstanding, July 1, 1995                                134,000                17,000              151,000
Granted                                                                -                10,000               10,000
                                                          -------------------  --------------------- ----------------------
Options outstanding, June 30, 1996                               134,000                27,000              161,000
Granted                                                                -                10,000               10,000
Forfeited                                                         (4,100)              (14,000)             (18,100)
Repurchased by the Company                                      (117,350)                    -             (117,350)
                                                          -------------------  --------------------- ----------------------
Options outstanding, June 30, 1997 and 1998                       12,550                23,000               35,550
  Exercised                                                      (12,000)               (2,000)             (14,000)
                                                          -------------------  --------------------- ----------------------
Options outstanding, June 30, 1999                                   550                21,000               21,550
                                                          -------------------  --------------------- ----------------------
                                                          -------------------  --------------------- ----------------------
Number of shares of Company Common Stock
  options outstanding  pursuant to the Omnirel
  transaction described above                                        929                35,467               36,396
                                                          -------------------  --------------------- ----------------------
                                                          -------------------  --------------------- ----------------------

Omnirel options exercisable at June 30, 1999                       550                  12,800               13,350
                                                          -------------------  --------------------- ----------------------
                                                          -------------------  --------------------- ----------------------

Number of shares of Company Common Stock
  options exercisable at June 30, 1999 pursuant
  to the Omnirel transaction described above                         929                21,618               22,547
                                                          -------------------  --------------------- ----------------------
                                                          -------------------  --------------------- ----------------------
Vesting                                                          3 years              5 years
Contractual Life                                                10 years             10 years


The fair value for the $10 options granted during fiscal 1997 and fiscal 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.25%; dividend yields of 0%; volatility factors of the expected market price of the Company Common Stock of .683; and a weighted average expected life of the options of five years. The estimated weighted average fair value per option is approximately $5.08. Pro forma information related to stock option grants in 1997 and 1996 has not been presented since the impact of the fair value of the stock option grants was not material to the results of operations.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE I.  MARKETABLE EQUITY SECURITIES

For the years ended June 30, 1999 and 1998, marketable securities consist of equity securities carried at market value. Marketable securities had a cost of $21,250,000 as of June 30, 1999 and $20,060,000 as of June 30, 1998. As of June
30, 1999 gross unrealized gains and losses were $1,624,000 and $943,000, respectively.

Included in the determination of net income for the years ended June 30, 1999, 1998 and 1997 were realized gains of $1,603,000, $1,180,000 and $1,899,000, respectively, and realized losses of $851,000, $782,000 and $1,004,000, respectively.

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

During fiscal 1997 unrealized losses of $43,000 were charged to income representing a reduction in the market value of certain marketable securities which was deemed to be other than temporary.

NOTE J. EMPLOYEE BENEFIT PLANS

The Company has a deferred compensation program for all employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the program, contributions to be made by the Company are at the discretion of the Board of Directors of the Company and were $18,400 for 1999, $14,700 for 1998 and $18,000 for 1997. The Company does not maintain post-retirement benefit plans.

NOTE K. LEASES

The Company has a noncancelable operating lease expiring October 31, 1999 at an annual rent of $35,000. As of June 30, 1999, the Company had no other significant operating leases. Rental expense for all operating leases was $35,000 for 1999, $35,000 for 1998 and $67,000 for 1997.

NOTE L. RESEARCH AND DEVELOPMENT

During fiscal 1999, 1998 and 1997, research and development expenditures of Omnirel were $1,853,000, $1,843,000 and $1,773,000, respectively. Effective for fiscal 1999 these expenditures are separately classified in the Consolidated Statements of Income.

NOTE M. CONCENTRATION OF CREDIT RISK

Sales to one customer aggregated 23% of the net sales of the Company for fiscal 1999 as compared to sales to the same customer in fiscal 1998 and 1997, aggregating 27% and 24%, respectively. Sales to another customer aggregated 10% of net sales of the Company for fiscal 1998.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE N. RELATED PARTY TRANSACTIONS

During the years ended June 30, 1999, 1998 and 1997, the Company incurred costs for legal services rendered by a law firm (a principal of which is a member of the Board of Directors of the Company) amounting to $91,000, $131,000 and $372,000, respectively.

At June 30, 1999 and 1998, other current assets include noninterest bearing advances to officers/ stockholders in the amount of $353,000.

NOTE O. INTEREST AND OTHER INCOME, NET

Interest and other income, net, is comprised of the following:


                                                                                 YEAR ENDED JUNE 30
                                                                        1999             1998              1997
                                                                 ----------------------------------------------------
                                                                                   (000'S OMITTED)
Amortization of non-compete agreement                                       -            $   500          $   600
Dividend and interest income                                           $1,281              1,511            2,145
Realized gains (losses) from sale/
    redemption of securities                                              752                398              852
                                                                 ----------------------------------------------------
                                                                       $2,033             $2,409           $3,597
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------


                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                 YEAR ENDED JUNE 30
                                                                        1999             1998              1997
                                                                 ----------------------------------- ----------------
                                                                         (000'S OMITTED, EXCEPT SHARE DATA)

    Numerator
       Numerator for basic earnings per share - income
         available to common stockholders                        $        1,378     $        1,523   $        1,608
                                                                 --------------     --------------   --------------
                                                                 --------------     --------------   --------------
    Denominator
       Denominator for basic earnings per share - weighted-
         average shares                                               2,414,883          2,529,557        2,500,273
       Effect of dilutive securities
          Warrants                                                            -                  -            1,212
          Subsidiary options exercisable into Zing common
            shares                                                       27,350             23,318           25,404
                                                                 --------------     --------------   --------------
       Denominator for diluted earnings per share - adjusted
         weighted-average shares and assumed conversions
                                                                      2,442,233          2,552,875        2,526,889
                                                                 --------------     --------------   --------------
                                                                 --------------     --------------   --------------

Basic earnings per share                                         $          .57     $          .60   $           .64
                                                                 --------------     --------------   --------------
                                                                 --------------     --------------   --------------

Diluted earnings per share                                       $          .56     $         .60    $           .64
                                                                 --------------     --------------   --------------
                                                                 --------------     --------------   --------------


ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES


                                    PART III

Information required under items 9 through 12 of this part will be incorporated by reference from the Company's definitive Proxy Statement or by amendment on Form 10-KSB/A, to be filed within 120 days following the end of the Company's June 30, 1999 fiscal year.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of October, 1999.


                             Zing Technologies, Inc.


              By                     Robert E. Schrader
                  ------------------------------------------------
                          Robert E. Schrader
                          President, Chief Executive Officer
                          and Chairman of the Board

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


       SIGNATURE                                     TITLE                                           DATE
by      Robert E. Schrader                           President, Chief Executive                      October 8, 1999
      ----------------------------                   Officer and Chairman of the Board
       (Robert E. Schrader)                          (Principal Executive Officer)

by      Martin S. Fawer                              Treasurer and Director                          October 8, 1999
      ----------------------------                   (Principal Financial Officer)
       (Martin S. Fawer)

by      Deborah J. Schrader                          Secretary and Director                          October 8, 1999
      ----------------------------
       (Deborah J. Schrader)

by      John F. Catrambone                           Director                                        October 8, 1999
      ----------------------------
       (John F. Catrambone)

by      Laurence Higgitt                             Director                                        October 8, 1999
      ----------------------------
       (Laurence Higgitt)

by      Henry A. Singer                              Director                                        October 8, 1999
      ----------------------------
       (Henry A. Singer)
