Form 10KSB40/A
period 1999-06-30
ZING TECHNOLOGIES INC
filed 1999-10-28
CIK 756055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 0-14328
                                                -------

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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of October 25, 1999 was $7,302,839.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year $25,362,000.

The number of shares of common stock, $.01 par value, outstanding as of October 25, 1999 was 2,406,837.

Transitional small business disclosure format Yes |_| No |X|

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of all Directors and Executive Officers of the Company, their positions with the Company, their term of office and their business background are set forth below.

                                                                        Director
                                                                         of Zing
Name, Age, Position with the Company, Experience, Other Directorships     Since
---------------------------------------------------------------------     -----

JOHN F. CATRAMBONE, 59, has been President and Chief Executive Officer     1986
of Omnirel LLC, a manufacturer of power hybrid semiconductor devices since 1985. Omnirel has been a subsidiary of the Company since June
1991.

MARTIN S. FAWER, 65, became Chief Financial Officer and Treasurer in       1984
February 1988. From October 1984 to January 1988 Mr. Fawer was
Treasurer of the Company. He is also a director and serves as the Chief Financial Officer and Treasurer of Transition Analysis Component Technology, Inc. and Omnirel, both subsidiaries of the Company. Since
July 1997, he has been the Chief Executive Officer of PFS Trader Tools,
LLC. For more than the five preceding years, Mr. Fawer was a principal of The Fawer Group, P.C. and its predecessors, certified public accountants.

LAURENCE W. HIGGITT, 52, retired, had been employed by Stephen Rose        1985
& Partners, Limited, investment bankers, in London, England from 1984 until 1999 and had been on its Board of Directors since 1985. Prior to 1984, he was a fund manager for Lazard Brothers & Co. Ltd., merchant bankers, London, England.

DEBORAH J. SCHRADER, 52, has been Secretary of the Company since its       1969
incorporation. She is also the Secretary and a director of Transition
Analysis Component Technology, Inc., a subsidiary of the Company. She is the wife of Robert E. Schrader.

ROBERT E. SCHRADER, 55, is the founder of the Company and has been         1969
President and Chief Executive Officer since its incorporation in 1969.
Prior to organizing the Company, Mr. Schrader was an account executive with a division of Lafayette Radio Corporation, a district sales manager of Arrow Electronics, Inc. and held purchasing manager positions with two electronic equipment manufacturers. He is also a director and vice-president of Transition Analysis Component
Technology, Inc. and Omnirel LLC, each a subsidiary of the Company. He is the husband of Deborah J. Schrader.

HENRY A. SINGER, 61, has been a member of the law firm of Morrison         1988
Cohen Singer & Weinstein, LLP and its predecessor for more than the past five years. Morrison Cohen Singer & Weinstein, LLP serves as general counsel to the Company.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the Securities Exchange Commission. Executive officers, directors and the 10% Stockholders are required to furnish the Company with copies of such reports. Based solely on its review of the copies of such forms received by the Company, or written representations that no other reports are required, the Company believes that during the 1999 Fiscal Year, the Company's executive officers, directors and 10% Stockholders complied with the applicable Section 16(a) filing requirements.

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

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                      -----------------------
Name and                                                           All Other
Principal Position                    Year    Salary    Bonus    Compensation(1)
------------------                    ----    ------    -----    ---------------

Robert E. Schrader                    1999   $260,000  $120,000       $1,800
President, Chief Executive Officer    1998   $250,000  $100,000       $1,800
and Chairman of the Board             1997   $225,000   $25,000       $1,800

John F. Catrambone(2)                 1999   $175,000  $146,250       $6,126
President of Omnirel Corporation      1998   $154,166  $101,250       $5,334
                                      1997   $150,000  $121,000   $1,049,829

Martin S. Fawer                       1999   $120,000        --       $9,600
Chief Financial Officer               1998   $112,500        --       $9,600
                                      1997    $75,000   $86,000       $9,600

----------

      (1) The amounts reflect the following payments of annual life insurance premiums in the 1997 Fiscal Year, 1998 Fiscal Year and 1999 Fiscal Year: $1,800 in each such year on behalf of Mr. Robert E. Schrader; and $4,579, $5,334 and $6,126 respectively, on behalf of Mr. John F. Catrambone. Mr. Fawer receives an annual automobile allowance of $9,600. See also footnote number 2 below with respect to Mr. John F. Catrambone and the 1998 Fiscal Year.

      (2) The bonus amounts for Mr. Catrambone in each of the 1997 Fiscal Year, 1998 Fiscal Year and 1999 Fiscal Year include (i) $15,300 in each year representing interest imputed at 9% per annum on the $250,000 interest free loan provided by the Company to Mr. Catrambone for the purchase of the Company's common stock and (ii) an annual bonus awarded pursuant to his employment agreement. The "All Other Compensation" amount in the 1997 Fiscal Year for Mr. Catrambone includes $1,045,250 resulting from the issuance of the Company's common stock in exchange for Mr. Catrambone's options to purchase shares of the Company's Omnirel subsidiary common stock in connection with the Company's acquisition of all minority interests in its Omnirel subsidiary on June 30, 1997. As a result, the Company incurred a pretax charge against earnings equal to the value of the shares issued in exchange for the options held.

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

                AGGREGATED WARRANT EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END WARRANT VALUES

                                       Number of Unexercised
          Shares                     Options/SARs at FY-End(#)     Value of Unexercised In-the Money
       Acquired on      Value      -----------------------------       Options/SARs at FY-End ($)
Name   Exercise (#)  Realized($)   Exercisable     Unexercisable   Exercisable(1)      Unexercisable
----   ------------  -----------   -----------     -------------   --------------      -------------
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

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

      John Catrambone has an employment agreement with the Company's Omnirel subsidiary. The agreement, the term of which is set to expire on June 30, 2000, provides for a base salary of $175,000 per year and an incentive bonus linked to a set of performance criteria determined annually by Omnirel's Board of Directors and subject to percentage limitations of Mr. Catrambone's base salary (90% for the 1999 Fiscal Year). Mr. Catrambone was also loaned $300,000 by the Company in connection with the purchase of Omnirel by the Company. Such loan was repaid from Mr. Catrambone's annual guaranteed bonus which bonus is no longer a part of Mr. Catrambone's compensation. The Company has guaranteed the base compensation payments under such employment agreement to Mr. Catrambone. The Company also loaned Mr. Catrambone $250,000, without interest, to purchase shares of the Company's common stock. Such loan, which is due in June, 2001, is secured by the stock so purchased by Mr. Catrambone. No principal repayments were made during the 1999 Fiscal Year and at the end of the 1999 Fiscal Year there was a principal balance of $170,000 remaining on such note.

      Mr. Schrader does not have an employment agreement with the Company and his compensation is set by the Compensation Committee subject to the approval of the Board of Directors.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee during the 1999 Fiscal Year were Martin S. Fawer, Laurence W. Higgitt and Henry A. Singer. Henry A. Singer, a director of the Company during the 1999 Fiscal Year, is a partner of Morrison Cohen Singer & Weinstein, LLP, counsel to the Company. The amount paid to such firm in the 1999 Fiscal Year was less than 5% of such firm's gross revenues.

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

      The comparable companies which were reviewed by the Compensation Committee in the 1999 Fiscal Year included only in part those companies which are included in the Dow Jones Semiconductors and Related Index. The other comparable companies chosen were based upon those having a more comparable size to that of the Company. When the bonuses described below are included in total annual compensation, the compensation levels for the Company's executives are above the average range of compensation of these comparable companies.

      The Compensation Committee met once in the 1999 Fiscal Year. In reviewing executive compensation issues, the Committee concurred in management's decision to increase Mr. Schrader's 1999 Fiscal Year base salary by $10,000 over the level of his Fiscal Year 1998 base salary and to increase his bonus by $20,000. Mr. Fawer's compensation was unchanged. Mr. Fawer abstained from deliberations and discussions regarding his compensation.

      In setting Mr. Schrader's base salary for the 1999 Fiscal Year, the Compensation Committee noted that Mr. Schrader was responsible for the Company's investment portfolio. Furthermore, it was difficult to determine base salary for Mr. Schrader since he is the chief executive officer of what essentially is a holding company.

               The Zing Technologies, Inc. Compensation Committee

                                 Martin S. Fawer
                               Laurence W. Higgitt
                                 Henry A. Singer

      With respect to Mr. Catrambone, the Omnirel Board of Directors (with Mr. Catrambone abstaining) established performance criteria for his incentive bonus in accordance with his employment agreement. Such performance criteria include the amount of increase in Omnirel's pre-tax profit and the amount of reduction in Omnirel's indebtedness to the Company. The amount of the bonus, in each case, is based upon the percentage of the goal achieved. During the 1999 Fiscal Year, Mr. Catrambone was given a specific mandate to increase Omnirel's pre-tax profits and to use the corresponding increase in cash flows to better manage Omnirel's balance sheet by reducing its debt. As a result of Omnirel's operating results in the 1998 fiscal year, Mr. Catrambone was awarded a bonus of $146,250 which was paid in the 1999 fiscal year.

                         Omnirel LLC Board of Directors

                               Robert E. Schrader
                                 Martin S. Fawer
                               John F. Catrambone

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Security Holders

      The following table sets forth, as at October 28, 1999 information concerning the beneficial ownership of voting securities of the Company by each person who is known by management to own beneficially more than 5% of any class of such securities:

                 Name and Address            Amount Benefi-        Percent of
Title of Class   of Beneficial Owner         cially Owned             Class
--------------   -------------------         ------------             -----

Common           Robert E. Schrader            1,152,711              47.89%
                 72 Haight Crossroad
                 Chappaqua, NY 10514

                 Robert P. Schrader              600,000              24.92%
                 1998 Grantor Retained
                   Annuity Trust
                 72 Haight Crossroad
                 Chappaqua, NY 10514

Security Ownership of Management

      The following table sets forth, as at October 28, 1999 information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the executive officers of the Company whose total annual salary and bonus exceeded $100,000 in the 1999 Fiscal Year, and by all directors and officers as a group:

--------------------------------------------------------------------------------
                                                 Amount of
                                                Common Stock            Percent
                                             Beneficially Owned         of Class
                                             ------------------         --------
--------------------------------------------------------------------------------
John F. Catrambone                                 209,500                8.70%
--------------------------------------------------------------------------------
Laurence W. Higgitt                                  3,000                  *
--------------------------------------------------------------------------------
Henry A. Singer                                      3,000(1)               *
--------------------------------------------------------------------------------
Deborah J. Schrader                                552,711(2)            22.96%
--------------------------------------------------------------------------------
Robert E. Schrader                               1,152,711(3)            47.89%
--------------------------------------------------------------------------------
All Officers and Directors
as a Group (6 persons,
including two such persons
who own no shares individually)                  1,368,211               56.85%
--------------------------------------------------------------------------------

----------
(*)   Represents less than 1% of the shares outstanding.
(1)   Represents shares owned by Morrison Cohen Singer & Weinstein, LLP.
(2) Represents beneficial ownership of the shares owned by Mr. Schrader. No shares held directly.
(3) Includes 600,000 shares beneficially owned by a trust of which Mr. Schrader is trustee.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company paid Morrison Cohen Singer & Weinstein, LLP, of which Henry A. Singer, a director of the Company, is a partner, $90,520 for legal services rendered to the Company in the 1999 Fiscal Year of years prior. In the 1998 Fiscal Year, the Company loaned $103,465 to Mr. Catrambone, the proceeds of which were used to pay taxes resulting from the sale by Mr. Catrambone to the Company of his options to purchase stock in the Company's Omnirel subsidiary in exchange for Company common stock. In connection therewith, Mr. Catrambone delivered a promissory note which is secured by shares of his Company common stock and carries interest at the rate of 6.65% per annum.

      The Company has guaranteed repayment by Transition Analysis Component Technology, Inc., a former subsidiary, its obligations under TACTech's $1.5 million credit facility with a financial restitution. The facility expires on July 1, 2000. Robert E. Schrader is a shareholder of TACTech. Mr. and Mrs. Schrader and Mr. Fawer are directors of TACTech. Mr. Singer is a partner of David Lerner, a director of TACTech.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of October, 1999.

                                      Zing Technologies, Inc.


                                      By: /s/ Martin S. Fawer
                                          -------------------------------------
                                          Martin S. Fawer
                                          Chief Financial Officer and Treasurer