Form 10QSB
period 1999-09-30
ZING TECHNOLOGIES INC
filed 1999-11-12
CIK 756055

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarter period ended SEPTEMBER 30, 1999

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of common stock, $.01 par value, outstanding as of November 10, 1999 was 2,406,837.

                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY





PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - September 30, 1999 and
        June 30, 1999 .......................................................  3

        Condensed consolidated statements of operations - three months ended
        September 30, 1999 and 1998 .........................................  4

        Condensed consolidated statements of cash flows - three months ended
        September 30, 1999 and 1998 .........................................  5

        Notes to condensed consolidated financial statements -
        September 30, 1999 ..................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...............................................  8


PART II OTHER INFORMATION

Item 5. Other Information ................................................... 13

Item 6. Exhibits and Reports on Form 8-K .................................... 15

        Signatures........................................................... 16

PART I   FINANCIAL INFORMATION

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

    Item 1.   Financial Statements (Unaudited)                                               SEPTEMBER 30,          JUNE 30,
                                                                                                 1999                 1999
                                                                                         --------------------- -------------------
                                                                                              (Unaudited)            (Note)

                                                                                                   (000's omitted, except
                                                                                                        share data)
                                                                                         -----------------------------------------
    ASSETS
    Current assets
    Cash and cash equivalents                                                                         $  1,357            $     880
    Marketable securities                                                                               22,410               21,931
    Accounts receivable, less allowances of $77 and $71, respectively                                    3,540                4,048
    Inventories                                                                                          4,909                4,464
    Prepaid expenses                                                                                       246                  214
    Other current assets                                                                                   512                  632
                                                                                         --------------------- --------------------
    Total current assets                                                                                32,974               32,169

    Property, plant and equipment, net                                                                   5,999                5,986
    Deferred income taxes, net of valuation allowance                                                      756                  608
    Excess of cost over assets acquired, net of amortization of $1,516
      and $1,478, respectively                                                                           1,019                1,057
    Other assets                                                                                            71                   70
                                                                                         --------------------- --------------------
    Total assets                                                                                       $40,819              $39,890
                                                                                         --------------------- --------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
    Accounts payable                                                                                  $  1,832              $ 1,569
    Accrued expenses                                                                                     1,165                1,101
    Accrued compensation expense                                                                           535                  904
    Loan payable - bank                                                                                  8,200                7,700
    Due to broker                                                                                        3,689                3,514
    Current portion of long-term obligations                                                               700                  722
                                                                                         --------------------- --------------------
    Total current liabilities                                                                           16,121               15,510

    Long-term obligations, less current portion                                                          3,074                3,231

    Stockholders' equity
       Common stock, par value $.01 per share; authorized 12,000,000 Shares;
           issued 3,081,681 shares as of September 30, 1999
           and June 30, 1999                                                                                30                   30
       Additional paid-in capital                                                                       15,295               15,295
       Note receivable from stockholders                                                                  (396)                (396)
       Accumulated other comprehensive income, net                                                         183                  411
       Retained earnings                                                                                11,519               10,816
       Less treasury shares at cost (674,844 shares at September 30, 1999
           and June 30, 1999)                                                                           (5,007)              (5,007)
                                                                                         --------------------- --------------------
    Total stockholders' equity                                                                          21,624               21,149
                                                                                         --------------------- --------------------
    Total liabilities and stockholders' equity                                                         $40,819              $39,890
                                                                                         ===================== ====================

Note: The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     Zing Technologies, Inc. and Subsidiary

           Condensed Consolidated Statements of Operations (Unaudited)




                                                                                                  THREE MONTHS ENDED,
                                                                                                     SEPTEMBER 30

                                                                                               1999               1998
                                                                                       --------------------------------------
    Net sales                                                                                  $     6,002      $       5,969
    Cost of goods sold                                                                               3,792              3,826
                                                                                       --------------------------------------
    Gross profit                                                                                     2,210              2,143

    Selling, general and administrative expenses                                                     1,322              1,328
    Research and development of product and process technology                                         446                426
    Depreciation and amortization of property, plant and equipment                                     148                155
    Interest expense                                                                                   279                272
    Interest and other (income) loss - net                                                            (893)                53
                                                                                       --------------------------------------
    Income (loss) before income taxes                                                                  908                (91)
    Provision for income taxes                                                                         205                  -
                                                                                       --------------------------------------
    Net (loss) income                                                                          $       703      $         (91)

    Net income (loss) per common share - basic                                                 $       .29      $        (.04)
                                                                                       ======================================

    Net income (loss) per common share - diluted                                               $       .29      $        (.04)
                                                                                       ======================================

    Average number of outstanding shares - basic                                                 2,406,837          2,421,030
                                                                                       ======================================
    Average number of outstanding shares - diluted                                               2,417,700          2,421,030
                                                                                       ======================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     Zing Technologies, Inc. and Subsidiary

           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                                                  THREE MONTHS ENDED,
                                                                                                      SEPTEMBER 30

                                                                                                1999                1998
                                                                                         --------------------------------------
                                                                                                    (000's omitted)
OPERATING ACTIVITIES
Net income (loss)                                                                              $  703           $    (91)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                              290                269
       Changes in operating assets and liabilities:
          Accounts receivable                                                                     508             (1,242)
          Inventories                                                                            (445)              (200)
          Prepaid expenses and other current assets                                                88                (63)
              Accounts payable and accrued expenses                                               (42)               271
Other - net                                                                                        (1)                (5)
                                                                                         ------------        -----------
Net cash provided by (used in) operating activities                                             1,101             (1,061)

INVESTING ACTIVITIES
Purchases of property and equipment                                                              (265)              (482)
Net purchases sales of marketable securities                                                     (855)             1,040
                                                                                         ------------        -----------
Net cash provided by (used in) investing activities                                            (1,120)               558

FINANCING ACTIVITIES
    Proceeds from borrowings                                                                      675                700
    Reduction of borrowings                                                                      (179)              (824)
    Exercise of stock options                                                                       -                 56
    Repurchase of common stock for treasury                                                         -               (242)
                                                                                         ------------        -----------
    Net cash provided (used in) financing activities                                              496               (310)

    Net increase (decrease) in cash and cash equivalents                                          477               (813)
    Cash and cash equivalents at beginning of period                                              880              1,092
                                                                                         ------------        -----------
    Cash and cash equivalents at end of period                                                 $1,357            $   279
                                                                                         ============        ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     Zing Technologies, Inc. and Subsidiary

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

COMPREHENSIVE INCOME

Comprehensive income is composed of unrealized gains or losses on the Company's available-for-sale securities.

During the first quarter of fiscal 2000 and 1999, total comprehensive income
(loss) amounted to $475 and $(475).

INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories consist of the following:

                                                         SEPTEMBER 30,          JUNE 30,
                                                             1999                 1999
                                                     ------------------------------------------
                                                                  (000's omitted)
Raw materials                                              $2,097                $1,677
Work in process                                             1,831                 1,870
Finished goods                                                981                   917
                                                     ------------------------------------------
                                                           $4,909                $4,464
                                                     ===========================================

                     Zing Technologies, Inc. and Subsidiary

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                                  THREE MONTHS ENDED,
                                                                                                      SEPTEMBER 30

                                                                                               1999               1998
                                                                                        -------------------------------------
                                                                                         (000's omitted, except share data)
    NUMERATOR
    Numerator for basic and diluted earnings per share - income (loss) available to
    common stockholders                                                                      $          703   $          (91)
                                                                                        -------------------------------------

    DENOMINATOR
    Denominator for basic earnings per share - weighted-average shares                            2,406,837        2,421,030
    Effect of dilutive securities:
      Subsidiary options exercisable into Zing common shares                                         10,863                -
    Denominator for diluted earnings per share - adjusted weighted-average shares
    and assumed conversions                                                                       2,417,700        2,421,030
                                                                                        -------------------------------------
                                                                                        -------------------------------------

    Basic earnings per share                                                                 $          .29   $         (.04)
                                                                                        -------------------------------------
                                                                                        -------------------------------------

    Diluted earnings per share                                                               $          .29   $         (.04)
                                                                                        -------------------------------------
                                                                                        -------------------------------------

                     Zing Technologies, Inc. and Subsidiary


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



The following table sets forth the periods indicating the percentage relationship to net sales of certain items from the consolidated statement of operations:


                                                                                          PERCENT OF NET SALES
                                                                                    THREE MONTHS ENDED SEPTEMBER 30,

                                                                                        1999                1998
                                                                                -----------------------------------------
    Net sales                                                                           100.0%               100.0%
    Cost of goods sold                                                                   63.2                 64.1
    Gross profit                                                                         36.8                 35.9
    Selling, general and administrative expenses                                         22.0                 22.3
    Research and development of product and process technology                            7.4                  7.1
    Depreciation and amortization of property and equipment and excess
    of costs over assets acquired                                                         2.5                  2.6
    Interest expense                                                                      4.7                  4.6
    Interest and other (income) loss - net                                              (14.9)                  .8
    Income (loss) before income taxes                                                    15.1                 (1.5)
    Provision for income taxes                                                            3.4                  -
    Net income (loss)                                                                    11.7                 (1.5)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $703,000 or $.29 per share (basic and diluted) for the three months ended September 30, 1999. For the quarter ended September 30, 1998 the Company reported a net loss of $91,000 or $(.04) per share (basic and diluted).

Omnirel sales for the three months ended September 30, 1999 were $6,002,000 as compared to sales of $5,969,000 for the three month period ended September 30, 1998. The $34,000 increase in sales from period to period is attributable to several offsetting factors set forth as follows:

Sales of discrete power semiconductor devices to a manufacturer of undersea telecommunication cable systems increased approximately $1,100,000 for the three months ended September 30, 1999 as compared to the 1998 period. This increase was offset by decreases in sales of power hybrids and modules due to a decline in custom product shipments amounting to approximately $1,030,000, and the completion of certain programs for power hybrids and modules that were ongoing during the quarter ended September 30, 1998. Net sales included the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales to General Electric accounted for 20% and 25% of the sales, respectively, in each of the three month periods ended September 30, 1999 and 1998 and, accordingly, sales were approximately $291,000 less in the current quarter as compared to the prior year quarter.

                     Zing Technologies, Inc. and Subsidiary


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

The Omnirel gross profit for the three months ended September 30, 1999 was $2,210,000 as compared to $2,143,000 for the three months ended September 30, 1998. The increase of approximately $67,000 was primarily attributed to a favorable materials price variance related to the mix of products shipped. The gross profit, expressed as a percentage of sales, was 37% and 36%, respectively, in each of the quarters ending September 30, 1999 and 1998. Labor and overhead costs increased because of higher direct labor rates for skilled workers and increased manpower staffing, utility cost increases and equipment depreciation in overhead.

Selling, general and administrative expenses were $1,322,000 and $1,328,000, respectively, for the three months ended September 30, 1999 and 1998. The decrease from period to period as expressed in dollars and percentages was insignificant.

Research and development costs related to product and process technology were reclassified and presented separately effective in the third quarter of fiscal 1999. This presentation is continued for the first quarter of the fiscal year 2000. The amount expended for the three months ended September 30, 1999 was $446,000 as compared to $426,000 in the comparable three months ended September 30, 1998.

Interest expense increased approximately $7,000 to $279,000 during the quarter ended September 30, 1999 compared to $272,000 during the quarter ended September 30, 1998. This increase is primarily attributable to increased borrowings used to finance the Company's investment portfolio.

Interest and other income-net amounted to approximately $881,000 during the quarter ended September 30, 1999 as compared to a loss of $53,000 in the quarter ended September 30, 1998. This increase of $934,000 was primarily the result of the Company realizing net gains on the sale of marketable securities.

For the fiscal quarter ended September 30, 1999, the difference between the effective tax rate and the federal tax rate of 34% is primarily due to non-taxable dividends included in other income, tax credits and state taxes. As a result of a current operating loss, net operating loss carryforward and non-taxable dividends, there was no provision for income taxes during the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 1999, proceeds from operations and from borrowing were used to acquire equipment, purchase marketable securities and for ongoing operations. Management expects that the Company's internally generated funds and available bank credit facilities will be sufficient to continue financing equipment purchases and continued operations. Recent volatility in the securities markets has not materially adversely affected the Company's liquidity.

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

                     Zing Technologies, Inc. and Subsidiary


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

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

INFORMATION TECHNOLOGY

The Company upgraded its main business system software programs in March 1998 and as a result the main business software programs are capable of processing transactions with dates beyond December 31, 1999. The Company has completed the upgrade of its networking software. The Company has completed the evaluation of secondary software programs used to minimize clerical tasks. The Company has acquired software for these secondary programs upgrades or has selected alternate programs and the installation of these upgrades are expected to be completed by November 1999.

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

                     Zing Technologies, Inc. and Subsidiary


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

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

The estimated costs are comprised of anticipated expenditures for internal manpower costs for evaluation and upgrade of systems, consulting services for evaluation of systems, cost for the purchase of new equipment and componentry and costs for the purchase of new software programs. Omnirel has expended approximately $60,000 on its Year 2000 effort through September 30, 1999.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

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

                     Zing Technologies, Inc. and Subsidiary


PART II   OTHER INFORMATION


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

DEVELOPMENT AND MARKETING

Omnirel is subject to difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, the failure to ship new products and technologies when anticipated; the failure of

                     Zing Technologies, Inc. and Subsidiary


ITEM 5. OTHER INFORMATION (CONTINUED)

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits is included herein:

         No exhibit is included herein.

The Company did not file any report on Form 8-K during the three months ended September 30, 1999.

                     Zing Technologies, Inc. and Subsidiary


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ZING TECHNOLOGIES, INC.
                                       ----------------------------------------
                                                    (Registrant)



Date NOVEMBER   11, 1999               ROBERT E. SCHRADER
                                       ----------------------------------------
                                       Robert E. Schrader
                                       President and Chief Executive Officer



Date NOVEMBER   11, 1999               MARTIN S. FAWER
                                       ----------------------------------------
                                       Martin S. Fawer
                                       Treasurer and Chief Financial Officer