Form 10QSB
period 1999-12-31
ZING TECHNOLOGIES INC
filed 2000-02-23
CIK 756055

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTER PERIOD ENDED DECEMBER 31, 1999

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                                        COMMISSION FILE NUMBER 0-14328
                                                               -------

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

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JANUARY 31, 2000 WAS 2,406,837.

================================================================================

                                      INDEX

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY



PART 1.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets - December 31, 1999 and
              June 30, 1999...........................................................................................3

              Condensed consolidated statements of income - three month
              and six month periods ended
              December 31, 1999 and 1998..............................................................................4

              Condensed consolidated statements of cash flows - six months ended
              December 31, 1999 and 1998..............................................................................5

              Notes to condensed consolidated financial statements - December 31, 1999................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................................8


PART II.      OTHER INFORMATION

Item 5.       Other Information......................................................................................12

Item 6.       Exhibits and Reports on Form 8-K.......................................................................14

              Signatures.............................................................................................15

PART 1. FINANCIAL INFORMATION

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements (unaudited)

                                                                               DECEMBER 31,     June 30,
                                                                                  1999             1999
                                                                             --------------------------
                                                                               (Unaudited)        (Note)

                                                                               (000's omitted, except
                                                                             --------------------------
                                                                                       share data)
ASSETS
Current assets
    Cash and cash equivalents                                                      $  3,638    $    880
    Marketable securities                                                            14,890      21,931
    Accounts receivable, less allowances of $83 and $71, respectively                 3,273       4,048
    Inventories                                                                       5,615       4,464
    Prepaid expenses                                                                    311         214
    Other current assets                                                                463         632
                                                                             --------------------------
Total current assets                                                                 28,190      32,169

Property, plant and equipment                                                        13,916      13,268
Less accumulated depreciation and amortization                                        7,813       7,282
                                                                             --------------------------
                                                                                      6,103       5,986
Deferred income taxes, net of valuation allowance                                       693         608
Excess of cost over assets acquired, net of amortization of $1,555
    and $1,478, respectively                                                            981       1,057
Other assets                                                                             70          70
                                                                             --------------------------
Total assets                                                                       $ 36,037    $ 39,890
                                                                             ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                               $  1,553    $  1,569
    Accrued expenses and taxes payable                                                2,774       1,101
    Accrued compensation expense                                                        809         904
    Loan payable - bank                                                               5,200       7,700
    Due to broker                                                                        --       3,514
    Current portion of long-term obligations                                            700         722
                                                                             --------------------------
Total current liabilities                                                            11,036      15,510
Long-term obligations, less current portion                                           2,894       3,231
Stockholders' equity
    Common stock, par value $.01 per share; authorized 12,000,000 shares; issued
      3,064,792 shares as of December 31, 1999 and 3,081,681 as
      of June 30, 1999                                                                   30          30
    Additional paid-in capital                                                       15,168      15,295
    Note receivable from stockholders                                                  (396)       (396)
    Accumulated other comprehensive loss/income                                      (2,122)        411
    Retained earnings                                                                14,308      10,816
    Less treasury shares at cost (657,955 shares at December 31, 1999, and
       674,844 at June 30, 1999)                                                     (4,881)     (5,007)
                                                                             --------------------------
Total stockholders' equity                                                           22,107      21,149
                                                                             --------------------------
Total liabilities and stockholders' equity                                         $ 36,037    $ 39,890
                                                                             ==========================

Note: The condensed consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED,            SIX MONTHS ENDED,
                                                          DECEMBER 31                   DECEMBER 31
                                                      1999           1998           1999           1998
                                               --------------------------------------------------------
                                                            (000's omitted, except share data)
Net sales                                      $     6,607    $     6,276    $    12,610    $    12,244
Cost of goods sold                                   4,022          4,001          7,815          7,827
                                               --------------------------    --------------------------
Gross profit                                         2,585          2,275          4,795          4,417

Selling, general and administrative expenses         1,535          1,545          2,857          2,872
Research and development of product and
  process technology                                   492            440            938            866
Depreciation and amortization of property,
  plant and equipment                                  158            147            305            302
Interest expense                                       299            269            579            541
Interest and other income - net                     (4,368)          (481)        (5,261)          (428)
                                               --------------------------    --------------------------
Income before income taxes                           4,469            355          5,377            264
Provision for income taxes                           1,680             80          1,885             80
                                               --------------------------    --------------------------
Net income                                     $     2,789    $       275    $     3,492    $       184
                                               ==========================    ==========================

Net income per common share - basic            $      1.16    $       .11    $      1.45    $       .08
                                               ==========================    ==========================
Net income per common share - diluted          $      1.15    $       .11    $      1.44    $       .08
                                               ==========================    ==========================
Average number of outstanding shares -
  basic                                          2,406,837      2,398,257      2,406,837      2,397,985
                                               ==========================    ==========================

Average number of outstanding shares -
  diluted                                        2,417,354      2,408,342      2,417,528      2,408,961
                                               ==========================    ==========================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED,
                                                                             DECEMBER 31
                                                                          1999        1998
                                                                       -------------------
                                                                          (000's omitted)
OPERATING ACTIVITIES
Net income                                                              $ 3,492    $   264
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        607        548
       Deferred income taxes                                                (85)        --
       Realized (gains) losses on sales of marketable securities         (4,790)       274
       Changes in operating assets and liabilities:
          Accounts receivable                                               775       (754)
          Inventories                                                    (1,151)      (518)
          Prepaid expenses and other current assets                          72         96
          Accounts payable and accrued expenses                           1,561        636
          Other - net                                                        --         (1)
                                                                        ------------------
Net cash provided by operating activities                                   481        545

INVESTING ACTIVITIES
Purchases of property and equipment                                        (648)      (883)
Net sales (purchases) of marketable securities                            9,298       (254)
                                                                        ------------------
Net cash provided by (used in) investing activities                       8,650     (1,137)

FINANCING ACTIVITIES
Proceeds from borrowings                                                    500      1,390
Reduction of borrowings                                                  (6,873)      (956)
Exercise of stock options                                                    --        182
Repurchase of common stock for treasury                                      --       (447)
                                                                        ------------------
Net cash (used in) provided by financing activities                      (6,373)       169

Net increase (decrease) in cash and cash equivalents                      2,758       (423)
Cash and cash equivalents at beginning of period                            880      1,092
                                                                        ------------------
Cash and cash equivalents at end of period                              $ 3,638    $   669
                                                                        ==================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1999

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

COMPREHENSIVE INCOME

Comprehensive income (loss) is composed of unrealized gains or losses on the Company's available for sale securities.

Total comprehensive income for the three months ended December 31, 1999 and 1998 amounted to $484 and $1,281 respectively. Total comprehensive income for the six months ended December 31, 1999 and 1998 amounted to $959 and $806, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                      December 31,       June 30,
                                          1999             1999
                                          ----------------------

                                            (000's omitted)
Raw materials                             $2,619         $1,677
Work in process                            1,859          1,870
Finished goods                             1,137            917
                                          ---------------------
                                          $5,615         $4,464
                                          =====================

REALIZED GAINS ON SALES OF MARKETABLE SECURITIES

Included in interest and other income-net are realized net gains (losses) on sales of marketable securities. Realized net gains for the three months ended December 31, 1999 and 1998 were $3,887,000 and $142,000, respectively. Realized net gains (losses) for the six months ended December 31, 1999 and 1998 were $4,790,000 and $(274,000), respectively.

                     ZING TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators for the basic and diluted per share computations and other related disclosures as required by Statement 128.

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 DECEMBER 31                DECEMBER 31
                                             -----------------------------------------------
                                               1999          1998         1999          1998
                                             -----------------------------------------------
                                                   (000's omitted, except share data)
Numerator
   Numerator for basic and diluted
     earnings per share - income
     available to common stockholders      $    2,789   $      275   $    3,492   $      184
                                           =======================   =======================
Denominator
   Denominator for basic earnings per
     share - weighted-average shares        2,406,837    2,398,257    2,406,837    2,397,985
   Effect of dilutive securities:
     Subsidiary options exercisable into
       Zing common shares                      10,517       10,085       10,691       10,976
                                           -----------------------   -----------------------
   Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions         2,417,354    2,408,342    2,417,528    2,408,961
                                           =======================   =======================
Basic earnings per share                   $     1.16   $      .11   $     1.45   $      .08
                                           =======================   =======================
Diluted earnings per share                 $     1.15   $      .11   $     1.44   $      .08
                                           =======================   =======================

SUBSEQUENT EVENTS

On January 27, 2000, the Company agreed to the acquisition of all of the Company's shares of common stock by International Rectifier Corp. ("IR") for $15.36 per share, payable in cash. IR then commenced a cash tender offer for the Company on February 7, 2000. The offer is currently expected to conclude on March 6, 2000, unless it is extended by IR. IR's obligation to consummate this tender offer is subject to certain conditions, including the valid tender of at least two thirds of the Company's shares. Shareholders, including officers and directors of the Company, who own approximately 57% of all outstanding shares have agreed to tender their shares.

In addition, during January 2000 the Company sold all of its marketable securities and incurred a realized loss of approximately $2,071,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

DISCUSSION OF TRANSACTION WITH INTERNATIONAL RECTIFIER

On January 27, 2000, the Company entered into an Agreement and Plan of Reorganization with International Rectifier Corporation and its wholly-owned subsidiary IRC Acquisition Corporation, under which the Company would merge with IRC Acquisition after International Rectifier completed a tender offer for up to all of the outstanding shares of the Company's common stock. Under the agreement, International Rectifier agreed to pay each tendering shareholder $15.36 in cash for each share validly tendered and not withdrawn, by the closing of the tender offer.

The board of directors of the Company unanimously recommended that the tender offer, which commenced February 7, 2000, be accepted by all shareholders.

The obligations of International Rectifier to complete the tender offer and consummate the merger is subject to a variety of conditions, including that at least two-thirds of all outstanding shares are validly tendered and not withdrawn. Holders of approximately 57% of the Company's outstanding shares have already agreed with International Rectifier to tender their shares.

Following the consummation of the tender offer and subsequent merger, the Company will become a wholly-owned subsidiary of International Rectifier.

OPERATIONS

The following table sets forth the percentage relationship to net sales of certain items from the consolidated statement of operations:


                                                         PERCENT OF NET SALES
                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                DECEMBER 31,                DECEMBER 31,
                                             1999          1998         1999           1998
                                          -------------------------------------------------
Net sales                                  100.0%        100.0%        100.0%        100.0%
Cost of goods sold                          60.87         63.75         61.97         63.92
Gross profit                                39.13         36.25         38.03         36.08
Selling, general and administrative
    expenses                                23.23         24.62         22.66         23.46
Research and development of products
    and process technology                   7.45          7.01          7.44          7.07
Depreciation and amortization of
    property and equipment and excess
    of costs over assets acquired            2.39          2.34          2.42          2.46
Interest expense                             4.53          4.28          4.59          4.42
Interest and other income - net            (66.11)        (7.66)       (41.72)        (3.49)
Income before income taxes                  67.64          5.66         42.64          2.16
Provision for income taxes                  25.42          1.27         14.95           .65

Net income                                  42.22          4.39         27.69          1.51

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Zing Technologies, Inc. ("Zing" or the "Company"), a holding company with one wholly owned operating subsidiary, Omnirel LLC ("Omnirel"), reported net income of $2,789,000 or $1.16 per share (basic; $1.15 diluted) for the three months ended December 31, 1998. For the quarter ended December 31, 1998, the Company reported income of $275,000 or $.11 per share (basic; $.08 diluted).

Sales of Omnirel increased to $6,607,000 for the three months ended December 31, 1999 as compared to $6,276,000 for the three months ended December 31, 1998. The net increase from period to period of $331,000 was attributed to the following offsetting factors: Sales of discrete power semiconductor devices to a manufacturer of undersea telecommunication cable systems increased approximately $1,920,000 for the three months ended December 31, 1999 as compared to the 1998 period. This increase was offset by sales decreases of power hybrids and modules for two major programs amounting to approximately $1,213,000. These products are in a redesign status and shipments are expected to commence during the second half of the current fiscal year.

Sales included the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales to General Electric accounted for 17% and 25% of the sales, respectively, in each of the three month periods ended December 31, 1999 and 1998 and, accordingly, sales were approximately $436,000 less in the current year's second quarter as compared to the prior year period.

The Omnirel gross profit, expressed as a percentage of sales, was 39% and 36%, respectively, in each of the quarters ended December 31, 1999 and 1998. This 3% increase in gross profit of $310,000 resulted from the following factors: An increase in shipments of discrete semiconductor products which have a lower cost of materials than the power modules and hybrids, whose shipments decreased for the comparable periods. This favorable materials variance was offset by increases in labor and overhead. Labor increased primarily because of higher rates paid for skilled workers. Increased overhead costs were primarily attributable to manpower and other costs related to new product introduction into the manufacturing process.

Selling, general and administrative expenses were $1,535,000 and $1,545,000, respectively, for the three months ended December 30, 1999 and 1998. The decrease from period to period as expressed in dollars and percentages was insignificant.

Research and development costs related to product and process technology were reclassified and presented separately effective in the third quarter of fiscal 1999. This presentation is continued for the fiscal quarters of the year 2000. The amount expended for the three months ended December 31, 1999 was $492,000 as compared to $440,000 in the comparable three months ended December 31, 1998.

Interest expense increased approximately $30,000 to $299,000 during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. The increase was primarily attributable to increased borrowings used to finance the Company's investment portfolio activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

Interest and other income, net, for the three months ended December 31, 1999 and 1998 was $4,368,000 and $481,000, respectively. Interest and other income is primarily comprised of revenues from dividends, interest and from realized gains and losses on sales of marketable securities. Included in the increase from period to period of $3,887,000 are realized net gains on the sale of marketable securities amounting to $3,834,000. During January 2000, the Company sold all of its marketable securities and incurred a realized loss of approximately $2,071,000.

For the quarters ended December 31, 1999 and 1998, the difference between the effective tax rate and the federal tax rate of 34% is primarily due to nontaxable dividends included in other income, tax credits and state taxes.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

The Company reported net income of $3,492,000 or $1.45 per share (basic; $1.44 diluted) for the six months ended December 31, 1999. For the six months ended December 31, 1998, the Company reported net income of $184,000 or $.08 per share (basic and diluted).

Sales at Omnirel increased $366,000 to $12,610,000 for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. This increase in sales from period to period is attributable to the following offsetting factors:

- Sales of discrete power semiconductor devices to a manufacturer of undersea telecommunication cable systems increased approximately $3,015,000 for the six months ended December 31, 1999 as compared to the 1998 six month period.

- This increase was offset by net decreases in sales primarily of power hybrids and modules and to a lesser amount, shipments of other products all approximating $2,649,000. Power hybrids and modules for two major programs are in a redesign status and shipments of these products are expected to commence during the second half of the current fiscal year.

Sales for the period included the continued fulfillment of a series of orders placed by General Electric for multi-chip power modules containing power hybrid components. Sales to General Electric accounted for 19% and 25% of the sales, respectively, in each of the fiscal year 2000 and 1999 six month periods. Sales to General Electric were approximately $728,000 less in the current fiscal year's first six months as compared to the period a year ago.

Gross profit increased approximately $378,000 to $4,795,000 for the six months ending December 31, 1999 as compared to $4,417,000 for the six months ending December 1, 1998. Gross profit increased to 38% of sales for the six months ended December 31, 1999 as compared to 36% for the six months ended December 31, 1998. Material costs as a percentage of sales were 5% lower in the six months ended December 31, 1999 as compared to the 1998 six month period. This was a result of an increase in shipments of discrete semiconductor products which have a lower cost of materials than the power modules and hybrids whose shipments decreased for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

comparable periods. This favorable material variance was offset by increases in labor and overhead of 3% as a percentage of sales. Labor increased primarily because of higher rates paid for skilled workers. Increased overhead costs were primarily attributable to manpower and other costs related to new product introduction into the manufacturing process.

Selling, general and administrative expenses were essentially unchanged for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. Costs savings related to Omnirel converting to a direct sales force were offset by the Omnirel employee incentive plan and other general and administrative expenses.

Research and development costs related to product and process technology were reclassified and presented separately effective with the third quarter of the 1999 fiscal year. This presentation has continued and the amounts expended were $938,000 and $866,000, respectively, for the six month periods ended December 31, 1999 and 1998.

The increase of approximately $38,000 in interest expense for the six month period ended December 31, 1999 compared to the 1998 period is primarily as a result of increased borrowings used to finance the Company's investment portfolio activity.

Interest and other income increased approximately $4,833,000 from $428,000 for the six months ended December 31, 1998 to $5,261,000 for the six months ended December 31, 1999. The increase is primarily attributable to the Company realizing net gains of $4,790,000 on the sale of marketable securities. In January 2000, the Company sold all its remaining marketable securities and incurred a net realized loss of approximately $2,071,000.

For the six months December 31, 1999 and 1998, the difference between the effective tax rate and the federal tax rate of 34% is primarily due to non-taxable dividends included in other income, tax credits and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1999, the Company generated cash from operations, borrowings at Omnirel and from sales of marketable securities. Cash was used to purchase equipment and to pay down bank loans and the broker margin account used to finance the purchase of marketable securities. Management expects that the Company's internally generated funds and available credit facilities will be sufficient to finance the continued operations of the Company.

IMPACT OF YEAR 2000

Omnirel completed all necessary upgrades for systems that could be affected by the Year 2000 problem. Omnirel performed a complete system backup and shut down all IT systems on December 30, 1999 and restarted the system on January 2, 2000. Omnirel did not encounter any problems with the operation of manufacturing systems, manufacturing equipment, information technology systems or HVAC system.

The total costs incurred relating to the Year 2000 problem were not significant.

PART II.  OTHER INFORMATION

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

                                       ZING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

COMPETITION

Although the market for multi-chip power modules and packaged semiconductor components is fragmented and no single company maintains a dominant position, it is nevertheless highly competitive among the five manufacturers(including Omnirel) who collectively account for approximately 50% of sales to such market. Omnirel believes that its products and technologies can compete favorably with the products of its principal competitors. Nevertheless, a few of these competitors have greater financial, marketing, servicing and research and development resources than those of Omnirel. There can be no assurance that existing or potential competitors will not develop and market products that are superior or perceived to be superior to multi-chip power modules and other products supplied by Omnirel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

     2.1 Agreement and Plan of Reorganization dated January 27, 2000 by and among International Rectifier Corporation, IRC Acquisition Corporation and the Company (filed as Exhibit (d)(1) to Form TO dated February 7, 2000 filed by IRC Acquisition Corporation and International Rectifier Corporation).

The Company did not file any report on Form 8-K during the three months ended December 31, 1999.

                             ZING TECHNOLOGIES, INC.

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

                                           ZING TECHNOLOGIES, INC.
                                           -----------------------------------
                                                     (Registrant)

Date:   February 18, 2000                  ROBERT E. SCHRADER
                                           -----------------------------------
                                           Robert E. Schrader
                                           President and Chief Executive Officer


Date:   February 18, 2000                  MARTIN S. FAWER
                                           ------------------------------------
                                           Martin S. Fawer
                                           Treasurer and Chief Financial Officer